Form 10-Q
period 1997-06-30
MONARCH DENTAL CORP
filed 1997-08-14
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

                            Commission file number:

                          MONARCH DENTAL CORPORATION.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         51-0363560
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

                           MONARCH DENTAL CORPORATION
                       4201 Spring Valley Road, Suite 320
                                Dallas, TX 75244
                    (Address of principal executive offices)

                                 (972) 702-7446
              (Registrant's telephone number, including area code)

                                      N/A
            (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes      [ ]      No       [X]

Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

          Class                             Outstanding as of August 14, 1997
          -----                             ---------------------------------
  Common Stock, $.01 par value                       10,011,167

                           MONARCH DENTAL CORPORATION


                                     INDEX

                                                                                       Page No.
                                                                                       --------
Part I.    Financial Information

           Item 1.   Report of Independent Public Accountants                             3

           Item 2.   Financial Statements                                                 4

           Item 3.   Management's Discussion and Analysis of Financial Condition

                     and Results of Operations                                            8

Part II.   Other Information

           Item 1.   Legal Proceedings                                                   15

           Item 2.   Changes in Securities                                               15

           Item 4.   Submission of Matters to Vote of Security-Holders                   15

           Item 6.   Exhibits and Reports Filed on Form 8-K                              17

Signatures                                                                               18

Exhibit Index                                                                            19


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have reviewed the accompanying balance sheets of Monarch Dental Corporation (a Delaware corporation) as of June 30, 1997 and the related statements of income and cash flows for the three-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.


Arthur Andersen
Dallas, Texas
August 13, 1997

                         PART I. FINANCIAL INFORMATION

                  MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                             December 31, 1996   June 30, 1997
                                                                                             -----------------   --------------
                                                                                                                   (unaudited)
                                           ASSETS
    Current assets:
       Cash and cash equivalents                                                                  $  1,059,337    $  1,400,455
       Accounts receivable, net of allowances of approximately $1,676,000 and
          $2,696,000 respectively                                                                    3,431,114       3,902,814
       Other current assets                                                                            191,922         110,468
                                                                                                  ------------    ------------
            Total current assets                                                                     4,682,373       5,413,737
    Property and equipment, net of accumulated depreciation of $2,741,097
        and $3,336,000, respectively                                                                 4,681,943       5,642,653
    Intangible assets, net of accumulated amortization of $573,156 and $1,027,153, respectively     22,971,867      29,042,274
    Other assets                                                                                       569,640         641,768
                                                                                                  ------------    ------------
           Total assets                                                                           $ 32,905,823    $ 40,740,432
                                                                                                  ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
    Current liabilities:
       Accounts payable                                                                           $  1,070,035    $  1,272,613
       Accrued payroll                                                                               1,301,723       1,431,269
       Accrued liabilities                                                                             909,759       1,559,729
       Deferred income taxes                                                                           203,267         262,182
       Payable to affiliated dental group practices                                                  1,083,339       1,263,039
       Deferred purchase price                                                                         545,000            --
       Current maturities of notes payable and capital lease obligations                             3,563,891       3,634,807
                                                                                                  ------------    ------------
            Total current liabilities                                                                8,677,014       9,423,639
    Deferred income taxes                                                                              115,352         570,119
    Notes payable                                                                                   18,358,829      21,895,589
    Capital lease obligations                                                                          410,252         679,950
    Other liabilities                                                                                1,041,619       1,025,991
                                                                                                  ------------    ------------
            Total liabilities                                                                       28,603,066      33,595,288
    Commitments and Contingencies
    Convertible Participating Preferred Stock, $.01 par value, 4,800,000 shares authorized;
        4,800,000 shares issued and outstanding                                                      9,313,315       9,313,315
    Redeemable Preferred Stock, $.01 par value, 3,840,000 shares authorized; no shares
        issued and outstanding                                                                            --              --
    Redeemable Common Stock, $.01 par value, 175,000 shares issued and outstanding                     397,767         481,913
    Stockholders' equity (deficit):
       Preferred Stock, $.01 par value, 2,000,000 shares authorized; no shares issued or
          outstanding                                                                                     --              --
    Series A Convertible Junior Preferred Stock, $.01 par value, 1,704,550 shares authorized; 734,645 and 1,704,550 shares issued and outstanding in 1996 and
          1997, respectively                                                                             7,346          17,045
    Common Stock, $.01 par value, 19,800,000 shares authorized: 3,133,750 and
         3,281,459 shares issued and outstanding in 1996 and 1997, respectively                         31,338          32,815
    Common Stock to be issued, 30,000 shares in 1996                                                    75,000            --
    Additional paid-in capital                                                                       1,936,322       4,284,702
    Retained deficit                                                                                (7,458,331)     (6,984,646)
                                                                                                  ------------    ------------
            Total stockholders' deficit                                                             (5,408,325)     (2,650,084)
                                                                                                  ------------    ------------
            Total liabilities and stockholders' deficit                                           $ 32,905,823    $ 40,740,432
                                                                                                  ============    ============

             The accompanying notes are an integral part of these
                       consolidated financial statements

                  MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                                      THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------  -------------------------
                                                          1996          1997          1996          1997
                                                       -----------   -----------   -----------   -----------
Dental group practices revenue, net                    $ 7,526,125   $16,245,297   $13,841,579   $30,720,858

Less - Amounts retained by dental group practices        2,358,109     5,457,794     4,417,692    10,486,259
                                                       -----------   -----------   -----------   -----------

Net revenue                                              5,168,016    10,787,503     9,423,887    20,234,599

Operating expenses:

     Clinical salaries and benefits                      1,265,718     2,851,725     2,330,678     5,300,034
     Other salaries and benefits                           683,645     1,626,407     1,149,318     3,013,434
     Dental supplies                                       434,952     1,005,725       760,602     1,917,593
     Laboratory fees                                       416,126       661,129       738,909     1,251,859
     Occupancy                                             393,124       861,836       711,505     1,662,011
     Advertising                                           349,564       421,289       574,336       746,298
     Depreciation and amortization                         313,076       669,077       561,306     1,233,329
     General and administrative                            726,117     1,514,543     1,299,537     2,972,079
                                                       -----------   -----------   -----------   -----------
                                                         4,582,322     9,611,731     8,126,191    18,096,637
                                                       -----------   -----------   -----------   -----------
Operating income                                           585,694     1,175,772     1,297,696     2,137,962

Interest expense, net                                      408,681       645,465       667,263     1,224,849
                                                       -----------   -----------   -----------   -----------

Income before income taxes                                 177,013       530,307       630,433       913,113

Income taxes                                                70,799       205,000       245,208       355,283
                                                       -----------   -----------   -----------   -----------

Net income                                             $   106,214   $   325,307   $   385,225   $   557,830
                                                       ===========   ===========   ===========   ===========

Net income per common and common
     equivalent share                                  $      0.02   $      0.05   $      0.08   $      0.08
                                                       ===========   ===========   ===========   ===========

Weighted average number of common and common
     equivalent shares outstanding                       5,271,168     6,733,434     4,577,637     6,583,461



              The accompanying notes are an integral part of these
                       consolidated financial statements

                  MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                  ----------------------------
                                                                                     1996            1997
                                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                                $    385,225    $    557,830
        Adjustments to reconcile net income to net cash
             provided by operating activities -
             Depreciation and amortization                                             561,306       1,233,329
             Changes in assets and liabilities, net of effects from
               acquisitions -
                  Accounts receivable, net                                              62,378           5,859
                  Other current assets                                                 (39,147)         86,670
                  Other noncurrent assets                                              110,412         (53,331)
                  Accounts payable and accrued expenses                                510,698         285,388
                  Other liabilities                                                    (67,158)       (131,831)
                  Deferred income taxes                                                   --              --
                                                                                  ------------    ------------
                                      Net cash provided by operating activities      1,523,714       1,983,914
                                                                                  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of property and equipment                                           (560,277)       (752,021)
        Cash paid for dental group practices, including
             related costs, net of cash acquired                                   (16,538,016)     (5,495,959)
                                                                                  ------------    ------------
                                      Net cash used in investing activities        (17,098,293)     (6,247,980)
                                                                                  ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from notes payable, net of issuance costs                          17,386,750       4,985,000
        Payments on notes payable and capital
             lease obligations                                                      (1,811,018)     (2,083,997)
        Distribution to stockholders                                                (2,007,997)           --
        Redemption of Common Stock                                                  (6,684,856)         (1,811)
        Issuance of stock                                                            9,349,355       1,705,992
                                                                                  ------------    ------------
                                      Net cash provided by financing                16,232,234       4,605,184
                                                                                  ------------    ------------
NET INCREASE (DECREASE) IN CASH                                                        657,655         341,118
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         759,919       1,059,337
                                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  1,417,574    $  1,400,455
                                                                                  ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash paid during the year for interest                                    $    258,582    $    884,927
                                                                                  ============    ============
        Cash paid for taxes                                                       $       --      $    300,000
                                                                                  ============    ============
        Equipment acquired under capital leases                                   $       --      $    488,505
                                                                                  ============    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements

                  MONARCH DENTAL CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1.       DESCRIPTION OF BUSINESS

         Monarch Dental Corporation ("Monarch"), a Delaware corporation, and subsidiaries (collectively, the "Company"), manage dental group practices in selected markets presently including Dallas-Fort Worth, Houston, Wisconsin and Arkansas at June 30, 1997. As of June 30, 1997, the Company managed 67 dental group practices in Texas, Arkansas and Wisconsin.


2.       SIGNIFICANT ACCOUNTING POLICIES
         BASIS OF PRESENTATION/BASIS OF CONSOLIDATION

         The financial statements for the three and six months ended June 30, 1996 and 1997, have been prepared by the Company, without audit, pursuant to Accounting Principles Board (ABP) Opinion No. 28, "Interim Financial Reporting." Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to APB Opinion No. 28; nevertheless, management of the Company believes that the disclosures herein are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three and six months ended June 30, 1996 and 1997, have been included herein. The results of operations for the three- and six-month periods are not necessarily indicative of the results for the full year.

3.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Implementation of SFAS 128 is required for all financial statements issued subsequent to December 15, 1997 but requires pro forma disclosure in financial statements issued prior to that date.

                                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                   JUNE 30,            JUNE 30,
                                                              -------------------------------------
                                                               1996      1997      1996      1997
                                                              -------   -------   -------   -------
                                                                         (in thousands)
                 BASIC EARNINGS PER SHARE
                                                 Net income   $   106   $   325   $   385   $   558
                        Weighted Average Shares Outstanding     2,871     3,281     2,639     3,249
                                                              -------   -------   -------   -------
                                   Basic Earnings per Share   $  0.04   $  0.10   $  0.15   $  0.17
                                                              =======   =======   =======   =======

                DILUTED EARNINGS PER SHARE
                        Weighted Average Shares Outstanding     2,871     3,281     2,639     3,249
                                   Common Stock Equivalents     2,400     3,452     1,939     3,334
                                                              -------   -------   -------   -------
            Total Common Stock and Common Stock Equivalents     5,271     6,733     4,578     6,583
                                                              -------   -------   -------   -------
                                 Diluted Earnings per share   $  0.02   $  0.05   $  0.08   $  0.08
                                                              =======   =======   =======   =======

4.       BUSINESS COMBINATIONS

         Effective January 1, 1997, the Company acquired all of the outstanding stock of Arkansas Dental Health Associates, Inc. in Arkansas, for $1.6 million in cash and 57,500 shares of Common Stock in a stock purchase transaction accounted for as a purchase. Additionally, the seller has a right to receive additional purchase consideration of up to $500,000 contingent upon meeting specified financial performance goals in 1997.

         Effective April 1, 1997, the Company acquired certain assets and assumed certain liabilities of United Dental Care Tom Harris D.D.S. & Associates in Arkansas, for $2.8 million in cash and 68,750 shares of Common Stock in an asset purchase transaction accounted for as a purchase.

5.       SUBSEQUENT EVENTS

         On July 23, 1997, the Company completed the public offering of 3,162,500 shares of Common Stock at $13 per share resulting in proceeds, net of underwriter commissions and offering costs, of approximately $37.0 million. Of these net proceeds, $25.0 million was used to retire outstanding debt and $8.0 million was paid to holders of Redeemable Preferred Stock.

         On August 1, 1997, the Company purchased all of the outstanding stock of Dental Centers of Indiana, Inc., ("Dental Centers of Indiana") for $1.8 million in cash and 139,944 shares of Common Stock in a stock purchase transaction accounted for as a purchase. Additionally, the seller has a right to receive additional purchase consideration contingent upon meeting specified financial performance goals in 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21B of the Securities and Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, the constantly changing health care environment, the pace of development and acquisition activity, the reimbursement rates for dental services, and other risks detailed in the Company's Securities and Exchange Commission filings. Other risk factors are listed in the Company's Prospectus dated July 17, 1997 as filed with the U.S. Securities and Exchange Commission.

OVERVIEW

         The Company manages dental group practices in selected markets, including Dallas-Fort Worth, Houston, Wisconsin, Arkansas and Indiana at August 1, 1997. The managed dental facilities (each, a "Dental Office" and collectively, the "Dental Offices") provide general dentistry services such as examinations, cleanings, fillings, bonding, placing crowns and fitting and placing fixed or removable prostheses. Many of the Dental Offices also provide specialty dental services such as orthodontics, oral surgery, endodontics, periodontics and pediatric dentistry. The Company focuses on fee-for-service dentistry, supplementing this business with revenue from contracts with capitated managed dental care plans.

         The Company seeks to build geographically dense networks of dental providers by expanding within its existing markets. The Company has generated growth within its existing markets by increasing patient volume and fees in existing Dental Offices, either on a per-patient or per-procedure basis, by increasing the physical space of existing Dental Offices and by opening Dental Offices on a de novo basis. The Company has entered selected new markets by acquiring dental group practices which have a significant market presence or which the Company believes can achieve such a presence in the near term. The Company then seeks to use the acquired dental group practice as a "pedestal" from which to expand within the newly entered market.

         The following table sets forth the increase in the number of Dental Offices owned and managed by the Company during each of the years indicated, including the number of de novo Dental Offices and acquired Dental Offices in each such year.

                                         1993    1994    1995    1996       1997 (1)
                                         ----    ----    ----    ----       --------

Offices at beginning of period              8       9      10      12         53

De novo offices                             1       1       2       2          2

Acquired offices                           --      --      --      39         23
                                         ----    ----    ----    ----       ----

Offices at end of period                    9      10      12      53         78
                                         ====    ====    ====    ====       ====

(1) Through August 1, 1997

COMPONENTS OF REVENUE AND EXPENSES

         Dental group practices revenue, net ("Revenue") represents the revenue of the P.C.s or the Company (in states in which ownership of dental practices by the Company is permitted), reported at estimated realizable amounts, received from third-party payors and patients for dental services rendered at the Dental Offices. Net revenue represents Revenue less amounts retained by the dental group practices. The amounts retained by dental group practices represent amounts paid by, (i) the P.C.s as salary, benefits and other payments to employed dentists and hygienists and contracted specialists and (ii) the Company as salary, benefits and other payments to employed dentists and hygienists and contracted specialists in states in which it operates and in which ownership of dental practices by the Company is permitted (currently Wisconsin). The Company's net revenue is dependent on the Revenue of the dental group practices. Operating expenses consist of the expenses incurred by the Company in connection with managing the Dental Offices, including salaries and benefits for personnel other than dentists and hygienists, dental supplies, dental laboratory fees, occupancy costs, equipment leases, management information systems and other expenses related to dental practice operations. The Company also incurs personnel and administrative expenses in connection with maintaining a corporate function that provides management, administrative, marketing and development services to the Dental Offices.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Dental group practices revenue, net. Revenue increased from $7.5 million for the three months ended June 30, 1996 to $16.2 million for the three months ended June 30, 1997, an increase of $8.7 million, or 115.9%. This increase resulted from the acquisitions of Midwest Dental Care ("Midwest"), Convenient Dental Care, Inc. ("Convenient"), Arkansas Dental Health Associates, Inc. ("Arkansas Dental Health") and United Dental Care Tom Harris D.D.S. and Associates ("United") in September 1996, November 1996, January 1997 and April 1997, respectively, which contributed combined Revenue of $6.8 million for the three months ended June 30, 1997. Dental offices in the Dallas-Fort Worth and Houston markets ("existing markets") contributed an additional $1.9 million of the increase in Revenue in 1997 resulting from the opening of three de novo Dental Offices, the physical expansion of six existing Dental Offices and the acquisition of a solo practice.

         Fee-for-service Revenue (i.e., Revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased from $4.5 million for the three months ended June 30, 1996 to $9.8 million for the three months ended June 30,1997, an increase of $5.3 million, or 117.6%. This increase resulted from the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which contributed combined fee-for-service Revenue of $4.7 million for the three months ended June 30, 1997. In existing markets, fee-for-service Revenue increased from $4.5 million for the three months ended June 30, 1996 to $5.1 million for the three months ended June 30, 1997, representing an increase of $586,000, or 13.0%. Managed dental care Revenue (i.e., Revenue from capitated managed dental care plans, including capitation payments and patient co-payments) increased from $3.0 million for the three months ended June 30, 1996 to $6.4 million for the three months ended June 30, 1997, an increase of $3.4 million, or 113.2%. This increase resulted in part from the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which contributed combined managed dental care Revenue of $2.0 million for the three months ended June 30, 1997. In existing markets, managed dental care Revenue increased from $3.0 million for the three months ended June 30, 1996 to $4.4 million for the three months ended June 30, 1997, an increase of $1.4 million or 45.7%. As a percentage of Revenue, fee-for-service Revenue increased from 60.0% to 60.5% for the three months ended June 30, 1996 and 1997, respectively.

         Amounts retained by dental group practices. Amounts retained by dental group practices increased from $2.4 million for the three months ended June 30, 1996 to $5.5 million for the three months ended June 30, 1997, an increase of $3.1 million, or 131.4%. The increase was primarily due to the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which together added amounts retained by dental group practices of $2.5 million for the three months ended June 30,1997. In existing markets, amounts retained by dental group practices increased $619,000 as dentist and hygienist compensation increased as a result of a higher level of production at the Dental Offices. As a percent of Revenue, amounts retained by dental group practices increased from 31.3% to 33.6% for the three months ended June 30, 1996 and 1997, respectively, due to the acquisition of dental group practices with higher dentist and hygienist compensation levels relative to Revenue.

         Clinical salaries and benefits. Clinical salaries and benefits increased from $1.3 million for the three months ended June 30, 1996 to $2.9 million for the three months ended June 30, 1997, an increase of $1.6 million, or 125.3%. The increased clinical salaries and benefits were due primarily to the increased number of Dental Offices resulting from the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which added combined clinical salaries of $1.2 million for 1997. In existing markets, clinical salaries and benefits increased $357,000 due to the opening of three de novo Dental Offices, the physical expansion of six existing Dental Offices and the acquisition of a solo practice. As a percent of Revenue, clinical salaries and benefits increased from 16.8% to 17.6% for the three months ended June 30, 1996 and 1997, respectively, as a result of the acquisition of dental groups with higher clinical staff compensation levels relative to Revenue.

         Other salaries and benefits. Other salaries and benefits increased from $684,000 for the three months ended June 30, 1996 to $1.6 million for the three months ended June 30, 1997, an increase of $943,000 or 137.9%. This increase resulted primarily from additional managerial infrastructure associated with Midwest as well as the building of additional corporate infrastructure to manage corporate growth. As a percent of Revenue, other salaries and benefits increased from 9.1% to 10.0% for 1996 and 1997, respectively, as the three months ended June 30, 1997 reflected a more fully staffed corporate infrastructure.

         Dental supplies. Dental supplies expense increased from $435,000 for the three months ended June 30, 1996 to $1.0 million for the three months ended June 30,1997, an increase of $571,000, or 131.2%. This increase resulted from the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which added $470,000 of combined dental supplies expense for the three months ended June 30, 1997. In existing markets, dental supplies expense increased $101,000 as a result of increased production. As a percent of Revenue, dental supplies expense increased from 5.8 % to 6.2% for 1996 and 1997, respectively. This increase was due to higher dental supplies expense at the acquired businesses.

         Laboratory fees. Laboratory fees increased from $416,000 for the three months ended June 30, 1996 to $661,000 for the three months ended June 30, 1997, an increase of $245,000, or 58.9%. This increase resulted from the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which added combined laboratory fees of $177,000 for the three months ended June 30, 1997. In existing markets, laboratory fees increased $68,000 as a result of increased production. As a percent of Revenue, laboratory fees decreased from 5.5% to 4.1% for 1996 and 1997, respectively, as the result of purchasing internal labs in connection with the Midwest and United acquisitions.

         Occupancy. Occupancy expense increased from $393,000 for the three months ended June 30, 1996 to $862,000 for the three months ended June 30, 1997, an increase of $469,000, or 119.2%. This increase resulted from the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which added a combined $360,000 to occupancy expense for the three months ended June 30, 1997. In existing markets, occupancy expense increased $109,000 as three de novo Dental Offices were opened and six Dental Offices were expanded. As a percent of Revenue, occupancy expense increased slightly from 5.2% to 5.3% for 1996 and 1997, respectively.

         Advertising. Advertising expense increased from $350,000 for the three months ended June 30, 1996 to $421,000 for the three months ended June 30, 1997, an increase of $71,000, or 20.5%. This increase resulted from the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which added a combined $64,000 to advertising expense for the three months ended June 30, 1997. There was an increase of $8,000 in television and print advertising in the Dallas-Fort Worth market in 1997. As a percent of Revenue, advertising expense decreased from 4.6% to 2.6% for 1996 and 1997, respectively. This decrease resulted from leveraging advertising expense with greater market penetration in existing markets, and the acquisition of Midwest, which does no television or radio advertising.

         Depreciation and amortization. Depreciation and amortization expense increased from $313,000 for the three months ended June 30,1996 to $669,000 for the three months ended June 30,1997, an increase of $356,000, or 113.7%. This increase was the result of the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which added combined depreciation and amortization expense of $230,000 for the three months ended June 30, 1997. Depreciation and amortization expense for existing markets increased $126,000 as three de novo Dental Offices were opened and six Dental Offices were expanded. As a percent of Revenue, depreciation and amortization expense decreased slightly from 4.2% to 4.1% for 1996 and 1997.

         General and administrative. General and administrative expense increased from $726,000 for the three months ended June 30,1996 to $1.5 million for the three months ended June 30, 1997, an increase of $788,000, or 108.6%. This increase resulted from the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which added combined general and administrative expense of $615,000 for the six months ended June 30, 1997, and the expansion of the Company's corporate infrastructure to manage growth. As a percent of Revenue, general and administrative expense decreased from 9.6% to 9.3% for 1996 and 1997, respectively. This decrease was due principally to the acquisitions having lower general and administrative costs as a percent of Revenue than the Company's existing operations.

         Operating income. Operating income increased from $586,000 for the three months ended June 30, 1996 to $1.2 million for the three months ended June 30, 1997, an increase of $590,000, or 100.8%. This increase resulted from the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which added combined operating income of $606,000 for the three months ended June 30, 1997. Income from the Company's existing markets increased $262,000 in 1997, which was offset by increased corporate expenses due to the development of corporate infrastructure. As a percent of Revenue, operating income decreased from 7.8% to 7.2% for 1996 and 1997, respectively. This decrease was primarily the result of the acquisitions of Midwest, Arkansas Dental Health, Convenient and United, which collectively experienced lower operating margins than the Company's existing operations and additions to corporate infrastructure.

         Interest expense, net. Interest expense, net increased from $409,000 for the three months ended June 30, 1996 to $645,000 for the three months ended June 30, 1997, an increase of $236,000, or 57.9%. This increase is attributable to average debt outstanding of $24.8 million under a senior secured credit facility from a bank (the "Credit Facility") for the three months ended June 30, 1997 compared to $17.4 million for the three months ended June 30, 1996.

         Income taxes. Income taxes increased from $71,000 for the three months ended June 30, 1996 to $205,000 for the three months ended June 30, 1997, an increase of $134,000, or 189.6%. This increase is the result of higher net income before taxes, which increased from $177,000 for the three months ended June 30, 1996 to $530,000 for the three months ended June 30,1997, an increase of $353,000, or 199.6%.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Dental group practices revenue, net. Revenue increased from $13.8 million for the six months ended June 30, 1996 to $30.7 million for the six months ended June 30, 1997, an increase of $16.9 million, or 121.9%. This increase resulted from the acquisitions of Midwest, Convenient, Arkansas Dental Health and United Dental Care in September 1996, November 1996, January 1997 and April 1997, respectively, which contributed combined Revenue of $12.3 million for the six months ended June 30, 1997. Revenue for the Dental offices in the Dallas-Fort Worth and Houston markets ("existing markets") increased $4.6 million, or 33.0% for the six months ended June 30, 1997, resulting from the opening of three de novo Dental Offices, the physical expansion of six existing Dental Offices, the acquisition of a solo practice and the acquisition of MacGregor Dental Centers ("MacGregor") in February 1996, which provided one additional month of Revenue for the six months ended June 30, 1997.

Fee-for-service Revenue (i.e., Revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased from $8.5 million for the six months ended June 30, 1996 to $18.9 million for the six months ended June 30, 1997, an increase of $10.4 million, or 122.6%. This increase resulted from the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which contributed combined fee-for-service Revenue of $8.5 million for the six months ended June 30, 1997. In existing markets, fee-for-service Revenue increased from $8.5 million for 1996 to $10.4 million for 1997, representing an increase of $1.9 million or 22.7%. Managed dental care Revenue (i.e., Revenue from capitated managed dental care plans, including capitation payments and patient co-payments) increased from $5.3 million for the six months ended June 30, 1996 to $11.8 million for the six months ended June 30, 1997, an increase of $6.5 million, or 121.0%. This increase resulted in part from the acquisition of Midwest, Convenient, Arkansas Dental Health and United, which contributed combined managed dental care Revenue of $3.8 million for the six months ended June 30, 1997. In existing markets, managed dental care Revenue increased from $5.3 million for the six months ended June 30, 1996 to $8.0 million, an increase of $2.7 million or 49.3%. As a percentage of Revenue, fee-for-service Revenue increased slightly from 61.3% to 61.4% for the six months ended June 30, 1996 and 1997, respectively.

         Amounts retained by dental group practices. Amounts retained by dental group practices increased from $4.4 million for the six months ended June 30, 1996 to $10.5 million for the six months ended June 30, 1997, an increase of $6.1 million, or 137.4%. The increase was primarily due to the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which together added amounts retained by dental group practices of $4.6 million for the six months ended June 30, 1997. In existing markets, amounts retained by dental group practices increased $1.5 million, or 34.3%, as dentist and hygienist compensation increased as a result of a higher level of production at the Dental Offices and the acquisition of MacGregor in February 1996, which contributed one additional month of amounts retained by dental group practices for the six months ended June 30, 1997. As a percent of Revenue, amounts retained by dental group practices increased from 31.9% to 34.1% for the six months ended June 30, 1996 and 1997, respectively, due to the acquisition of dental group practices with higher dentist and hygienist compensation levels relative to Revenue.

         Clinical salaries and benefits. Clinical salaries and benefits increased from $2.3 million for the six months ended June 30, 1996 to $5.3 million for the six months ended June 30, 1997, an increase of $3.0 million, or 127.4%. The increased clinical salaries and benefits were due primarily to the increased number of Dental Offices resulting from the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which added combined clinical salaries of $2.2 million for the six months ended June 30, 1997. Clinical salaries and benefits in existing markets also increased due to the opening of three de novo Dental Offices, the physical expansion of six existing Dental Offices and the MacGregor acquisition in February 1996 which resulted in the contribution of one additional month of clinical salaries and benefits expense in the six months ended June 30, 1997 relative to the six months ended June 30, 1996. As a percent of Revenue, clinical salaries and benefits increased from 16.8% to 17.3% for the six months ended June 30, 1996 and 1997, respectively, as a result of acquisitions of dental groups with higher clinical staff compensation levels relative to Revenue.

         Other salaries and benefits. Other salaries and benefits increased from $1.1 million for the six months ended June 30, 1996 to $3.0 million for the six months ended June 30, 1997, an increase of $1.9 million or 162.2%. This increase resulted primarily from additional managerial infrastructure associated with Midwest as well as the building of additional corporate infrastructure to manage corporate growth. As a percent of Revenue, other salaries and benefits increased from 8.3% to 9.8% for 1996 and 1997, respectively, as the six months ended June 30, 1997 reflected a more fully staffed corporate infrastructure.

         Dental supplies. Dental supplies expense increased from $761,000 for the six months ended June 30, 1996 to $1.9 million for the six months ended June 30, 1997, an increase of $1.1 million or 152.1%. This increase resulted from the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which added $867,000 of combined dental supplies expense for the six months ended June 30, 1997. In existing markets, dental supplies increased $290,000 as a result of increased production and the MacGregor acquisition in February 1996 which contributed one additional month of dental supplies expense in the six months ended June 30, 1997 relative to the six months ended June 30, 1996. As a percent of Revenue, dental supplies expense increased from 5.5 % to 6.2% for 1996 and 1997, respectively. This increase is due to higher dental supply expense at the acquired businesses.

         Laboratory fees. Laboratory fees increased from $739,000 for the six months ended June 30, 1996 to $1.3 million for the six months ended June 30, 1997, an increase of $513,000, or 69.4%. This increase resulted from the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which added combined laboratory fees of $309,000 for the six months ended June 30, 1997. In existing markets, laboratory fees increased $204,000 as a result of increased production and the MacGregor acquisition in February 1996 which resulted in the contribution of one additional month of laboratory fee expense in the six months ended June 30, 1997 relative to the six months ended June 30, 1996. As a percent of Revenue, laboratory fees decreased from 5.3% to 4.1% for 1996 and 1997, respectively, as the result of purchasing internal labs in connection with the Midwest and United acquisitions.

         Occupancy. Occupancy expense increased from $712,000 for the six months ended June 30, 1996 to $1.7 million for the six months ended June 30, 1997, an increase of $1.0 million, or 133.6%. This increase resulted from the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which added a combined $655,000 to occupancy expense for the six months ended June 30, 1997. In existing markets, occupancy expense increased $295,000 as three de novo Dental Offices were opened, six Dental Offices were expanded and the MacGregor acquisition in February 1996 which resulted in the contribution of one additional month of occupancy expense in the six months ended June 30, 1997 relative to the six months ended June 30, 1996. As a percent of Revenue, occupancy expense increased from 5.1% to 5.4% for 1996 and 1997, respectively, resulting from the assumption of higher cost leases in Houston.

         Advertising. Advertising expense increased from $574,000 for the six months ended June 30, 1996 to $746,000 for the six months ended June 30, 1997, an increase of $172,000, or 30.0%. This increase resulted from the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which added a combined $93,000 to advertising expense for the six months ended June 30, 1997. There was an increase of $79,000 in television and print advertising in the existing markets in the six months ended June 30, 1997. As a percent of Revenue, advertising expense decreased from 4.1% to 2.4% for 1996 and 1997, respectively. This decrease resulted from leveraging advertising expense with greater market penetration in existing markets and the acquisition of Midwest, which does no television or radio advertising.

         Depreciation and amortization. Depreciation and amortization expense increased from $561,000 for the six months ended June 30,1996 to $1.2 million for the six months ended June 30, 1997, an increase of $672,000, or 119.7%. This increase was the result of the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which added combined depreciation and amortization expense of $406,000 for the six months ended June 30, 1997. Depreciation and amortization expense for existing markets increased $266,000 as three de novo Dental Offices were opened, six Dental Offices were expanded and the MacGregor acquisition in February 1996 which resulted in the contribution of one additional month of depreciation and amortization expense in the six months ended June 30, 1997 relative to the six months ended June 30, 1996. As a percent of Revenue, depreciation and amortization expense decreased slightly from 4.1% to 4.0% for 1996 and 1997, respectively.

         General and administrative. General and administrative expense increased from $1.3 million for the six months ended June 30, 1996 to $3.0 million for the six months ended June 30, 1997, an increase of $1.7 million, or 128.7%. This increase resulted from the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, the expansion of the Company's corporate infrastructure to manage growth and the MacGregor acquisition in February 1996 which resulted in the contribution of one additional month of general and administrative expense in the six months ended June 30, 1997 relative to the six months ended June 30, 1996. As a percent of Revenue, general and administrative expense increased from 9.4% to 9.7% for 1996 and 1997, respectively. This increase was due principally to the increase in corporate infrastructure

         Operating income. Operating income increased from $1.3 million for the six months ended June 30, 1996 to $2.1 million for the six months ended June 30, 1997, an increase of $840,000, or 64.8%. This increase resulted from the acquisitions of Midwest, Convenient, Arkansas Dental Health and United, which added combined operating income of $1.1 million for the six months ended June 30, 1997. Income from the Company's existing markets increased $481,000 in the six months ended June 30, 1997, which was offset by increased corporate expenses due to the development of corporate infrastructure. As a percent of Revenue, operating income decreased from 9.4% to 7.0% for the six months ended June 30, 1996 and 1997, respectively. This decrease was primarily the result of adding the Midwest, Arkansas Dental Health, Convenient and United acquisitions, which collectively experienced lower operating margins than the Company's existing operations and additions to corporate infrastructure.

         Interest expense, net. Interest expense, net increased from $667,000 for the six months ended June 30, 1996 to $1.2 million for the six months ended June 30, 1997, an increase of $558,000, or 83.6%. This increase is attributable to average debt outstanding under the Credit Facility of $24.0 million for the six months ended June 30, 1997 compared to $13.8 million for the six months ended June 30, 1996.

         Income taxes. Income taxes increased from $245,000 for the six months ended June 30, 1996 to $355,000 for the six months ended June 30, 1997, an increase of $110,000, or 44.9%. This increase is the result of higher net income before taxes, which increased from $630,000 for 1996 to $913,000 for 1997, an increase of $283,000, or 44.8%.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had a $4.0 million working capital deficit, representing no change from the working capital deficit of $4.0 million at December 31, 1996. This working capital deficit included $9.4 million in current liabilities, including $1.3 million in accounts payable, $3.0 million in accrued liabilities, $1.3 million in amounts payable to dental group practices as consideration for accounts receivable acquired from such group practices and $3.6 million in current maturities of notes payable and capital lease obligations. These current liabilities were partially offset by current assets, including $1.4 million in cash and cash equivalents and $3.9 million in accounts receivable, net of allowances. The Company's principal sources of liquidity as of June 30, 1997 consisted of cash and cash equivalents, net accounts receivable and borrowing capacity under the Credit Facility. The repayment of $24.8 million of indebtedness under the Credit Facility with a portion of the net proceeds from the recently completed initial public offering and the retention of a portion of the net proceeds for general corporate purposes has eliminated the Company's working capital deficit. However, there can be no assurance the Company will not have working capital deficits in the future, particularly if additional indebtedness requires current amortization of principal.

         For the six months ended June 30, 1996 and 1997, cash provided by operations was $1.5 million and $2.0 million, respectively.

         Cash used in investing activities was $17.1 million for the six months ended June 30, 1996 and $6.2 million for the six months ended June 30, 1997. In the six months ended June 30, 1996, $16.5 million was utilized for acquisitions and $560,000 was invested in the purchase of additional property and equipment. In the six months ended June 30, 1997, $5.5 million was utilized for acquisitions and $752,000 was invested in the purchase of additional property and equipment.

         For the six months ended June 30, 1996 and 1997, cash provided by financing activities was $16.2 million and $4.6 million, respectively. In the six months ended June 30, 1996, the cash provided was comprised of $15.6 in net borrowings and $9.3 million in proceeds from the issuance of stock, partially offset by $6.7 million used to repurchase stock and $2.0 million in distributions to the Company's then sole stockholder. In the six months ended June 30, 1997, the cash provided was comprised of $2.9 million in net borrowings and $1.7 million in proceeds from the issuance of stock.

         The Company has a Credit Facility, which expires August 29, 1999, with a bank. Under the Credit Facility, the Company may borrow up to $30.0 million, including up to $2.0 million for working capital needs. As of June 30, 1997, the Company had outstanding borrowings of $24.8 million under the Credit Facility, all of which was repaid upon the closing of the Company's initial public offering on July 23, 1997. Working capital borrowings outstanding may at no time exceed a specified borrowing base calculated as a percentage of eligible accounts receivable. The amounts outstanding under the Credit Facility bear interest at variable rates which are based upon either the lender's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to Adjusted

EBITDA, each as defined in the Credit Facility. The Credit Facility prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions without bank approval, and requires the Company to maintain certain financial ratios on an ongoing basis. The Credit Facility is secured by pledges of all of the outstanding capital stock of, or other equity interests in, the Company's subsidiaries, and a lien on substantially all of the assets of the Company.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           Not Applicable.

Item 2.    Changes in Securities

           (a) On June 19, 1997, the Company effected a one-for-two reverse stock split with respect to its Common Stock and Class A Common Stock. On July 23, 1997, (i) all of the shares of the Company's non-voting Class A Common Stock and Series A Convertible Junior Preferred Stock were converted into Common Stock and (ii) the Company's Convertible Participating Preferred Stock was converted into Redeemable Preferred Stock and Common Stock, in each case in accordance with the terms of these securities and in conjunction with the closing of the Company's initial public offering. See Item 4(c) below.

                  Further, an amendment to the Company's certificate of incorporation was approved by the Company's Board of Directors on May 1, 1997 and by its stockholders on May 22, 1997 establishing a classified Board of Directors and effecting certain other changes as described in Item 4(c) below, affecting the rights of the holders of the Company's Common Stock.

           (b)    Not applicable

           (c)    (1)      In April 1997, pursuant to an Asset Purchase
                           Agreement, the Company issued 68,750 shares of Common Stock to Dr. William T. Harris III in partial consideration for the sale of substantially all the assets of United Dental in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                  (2) In May 1997, pursuant to Stock Option Agreements, the Company granted options to purchase an aggregate of 378,250 shares of Class A Common Stock to certain members of management and key employees of the Company in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

Item 3.    Defaults upon Senior Securities

           Not applicable.

Item 4.    Submission of Matters to Vote of Security-Holders

           (a) The stockholders of the Company held a special meeting on May 22, 1997.

           (b) As described in paragraph (c) below, on May 22, 1997 the Company's stockholders approved a Second Amended and Restated Certificate of Incorporation including designation of the Company's current directors, Dr. Charles G. Shears, Dr. Warren F. Melamed, Roger B. Kafker, Glenn E. Hemmerle and Gary W. Cage, under a classified board arrangement.

\


           (c) At the special meeting of stockholders of the Company held on May 22, 1997, the Company's stockholders approved a one-for-two reverse stock split with respect to the Company's Common Stock and Class A Common Stock, approved a Second Amended and Restated Certificate of Incorporation, approved amendments to the Company's 1996 Stock Option and Grant Plan (the "1996 Plan") and approved the Company's 1997 Employee Stock Purchase Plan (the "ESPP"). The votes for these proposals were as follows:

                                                                                                                     Abstentions/
                                               Class         Outstanding        For        Against      Withheld   Broker Non Votes
                                               -----         -----------        ---        -------      --------   ----------------
            1. Approval  of one-for-two    Common:            6,222,500      4,883,000        0            0               0
               Stock split with respect to
               Company's Common            Convertible
               Stock and Class A           Preferred:         4,800,000      4,800,000        0            0               0
               Common Stock

            2. Approval of Amended         Common:            6,222,500      4,883,000        0            0               0
               And Restated Certificate
               Of Incorporation            Convertible
                                           Preferred:         4,800,000      4,800,000        0            0               0

            3. Amendment to 1996           Common:            6,222,500      4,883,000        0            0               0
               Stock Option and Grant
               Plan                        Convertible
                                           Preferred:         4,800,000      4,800,000        0            0               0

            4. Approval of 1997            Common:            6,222,500      4,883,000        0            0               0
               Employee Stock Purchase
               Plan                        Convertible
                                           Preferred:         4,800,000      4,800,000        0            0               0


                By adopting the Second Amended and Restated Certificate of Incorporation, the stockholders approved the classification of the current Board of Directors as follows:

                Class I - Term Expires at Annual Meeting of Stockholders held in 1998:

                Dr. Charles G. Shears


                Class II - Term Expires at Annual Meeting of Stockholders held in 1999:

                Dr. Warren F. Melamed
                Roger B. Kafker


                Class III - Term Expires at Annual Meeting of Stockholders held in 2000:

                Glenn E. Hemmerle
                Gary W. Cage


                Each Director received the same number of votes in connection with the foregoing.

                           The above described Second Amended and Restated
                Certificate of Incorporation became effective immediately prior to the Company's initial public offering and, among other things; (a) increases the total number of shares of capital stock which the Company shall have authority to issue from 30,144,550 shares to 63,390,575 shares, of which such total number of shares (i) 50,000,000 shares shall be Common Stock, (ii) 1,046,025 shares shall be Class A Common Stock,
                (iii) 2,000,000 shares shall be undesignated preferred stock,
                (iv) 4,800,000 shall be Convertible Participating Preferred Stock, (v) 3,840,000 shares shall be Redeemable Preferred Stock and (vi) 1,704,550 shares shall be Series A Convertible Junior Preferred Stock; (b) requires advance notice for stockholder proposals and director nominations; (c) provides for the adjournment of stockholder meetings in certain circumstances;
                (d) requires that stockholder actions by written consent must be unanimous; (e) requires a two-thirds super majority voting requirement for the removal of directors and certain amendments to the Certificate of Incorporation and By-Laws of the Company; and (g) certain other matters relating to the foregoing.

           (d)  Not applicable

Item 5.    Other Information

           Not applicable

Item 6.    Exhibits and Reports Filed on Form 8-K

           (a)  Exhibits.

                  11       Statement re: Computation of per share earnings data
                  27       Financial Data Schedules

           (b)      Reports on Form 8-K.

                    There have been no reports on Form 8-K for the quarter for which this form on Form 10-Q is being filed.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MONARCH DENTAL CORPORATION



Date:  August 14, 1997                 By: /s/ Gary W. Cage
                                          -----------------------------------
                                            Gary W. Cage
                                            Chief Executive Officer


Date:  August 14, 1997                 By: /s/ Steven G. Peterson
                                          -----------------------------------
                                            Steven G. Peterson
                                            Chief Financial Officer

                                 EXHIBIT INDEX


                 EXHIBIT
                 NUMBER    DESCRIPTION
                 ------    -----------
                  11       Statement re: Computation of per share earnings data
                  27       Financial Data Schedules