Form 10-Q
period 1997-09-30
MONARCH DENTAL CORP
filed 1997-11-14
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO
                               --------    ---------

                       COMMISSION FILE NUMBER:  0-22835

                           MONARCH DENTAL CORPORATION.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           51-0363560
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

                                 Yes  X   No
                                    -----   -----

Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.


         Class                          Outstanding as of November 14, 1997
         -----                          -----------------------------------
Common Stock, $.01 par value                          10,219,688

                           MONARCH DENTAL CORPORATION

                                      INDEX

                                                                                         Page No.

Part I.   Financial Information

          Item 1. Report of Independent Public Accountants                                   3

          Item 2. Financial Statements                                                       4

          Item 3. Management's Discussion and Analysis of Financial Condition

                  and Results of Operations                                                  9


Part II.  Other Information

          Item 1. Legal Proceedings                                                          16

          Item 2. Changes in Securities and Use of Proceeds                                  16

          Item 6. Exhibits and Reports Filed on Form 8-K                                     17

Signatures                                                                                   18

Exhibit Index                                                                                19

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTS

We have reviewed the accompanying consolidated balance sheet of Monarch Dental Corporation (a Delaware corporation) as of September 30, 1997 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the company's management.

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

                             ARTHUR ANDERSEN LLP
Dallas, Texas
November 13, 1997

                          PART I. FINANCIAL INFORMATION

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31, 1996     September 30, 1997
                                                                             -----------------     ------------------
                                                                                                        (unaudited)

                        ASSETS

Current assets:
  Cash and cash equivalents                                                     $  1,059,337       $  3,860,586
  Accounts receivable, net of allowances of approximately $1,676,000 and
    $2,848,000, respectively                                                       3,431,114          4,399,022
  Other current assets                                                               191,922            233,116
                                                                                ------------       ------------
    Total current assets                                                           4,682,373          8,492,724
Property and equipment, net of accumulated depreciation of $2,741,097
  and $3,807,000, respectively                                                     4,681,943          6,420,615
Intangible assets, net of accumulated amortization of $573,156 and
  $1,300,000, respectively                                                        22,971,867         33,591,145
Other assets                                                                         569,640            207,357
                                                                                ------------       ------------
    Total assets                                                                $ 32,905,823       $ 48,711,841
                                                                                ============       ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                              $  1,070,035       $  1,729,482
  Accrued payroll                                                                  1,301,723          1,538,801
  Accrued liabilities                                                                909,759          1,155,438
  Deferred income taxes                                                              203,267            524,643
  Payable to affiliated dental group practices                                     1,083,339          1,720,761
  Deferred purchase price                                                            545,000                 --
  Current maturities of notes payable and capital lease obligations                3,563,891            375,589
                                                                                ------------       ------------
    Total current liabilities                                                      8,677,014          7,044,714
Deferred income taxes                                                                115,352            592,364
Notes payable                                                                     18,358,829             55,855
Capital lease obligations                                                            410,252            724,669
Other liabilities                                                                  1,041,619          2,231,655
                                                                                ------------       ------------
    Total liabilities                                                             28,603,066         10,649,257
Minority interest in combined subsidiaries                                                --            152,355
Commitments and Contingencies
Convertible Participating Preferred Stock, $.01 par value,
  4,800,000 shares authorized; 4,800,000 shares issued and
  outstanding in 1996                                                              9,313,315                 --
Redeemable Preferred Stock, $.01 par value, 3,840,000 shares
  authorized; no shares issued and outstanding                                            --                 --
Redeemable Common Stock, $.01 par value, 175,000 shares issued
  and outstanding in 1996                                                            397,767                 --
Stockholders' equity (deficit):
Preferred Stock, $.01 par value, 2,000,000 shares authorized;
  no shares issued or outstanding                                                         --                 --
Series A Convertible Junior Preferred Stock, $.01 par
  value, 1,704,550 shares authorized; 734,645 shares issued and
  outstanding in 1996                                                                  7,346                 --
Common Stock, $.01 par value, 50,000,000 shares authorized: 3,133,750 and
  10,011,178 shares issued and outstanding in 1996 and 1997, respectively             31,338            100,112
Common Stock to be issued, 30,000 shares in 1996                                      75,000                 --
Additional paid-in capital                                                         1,936,322         44,377,017
Retained earnings (deficit)                                                       (7,458,331)        (6,566,900)
                                                                                ------------       ------------
    Total stockholders' equity (deficit)                                          (5,408,325)        37,910,229
                                                                                ------------       ------------
    Total liabilities and stockholders' equity (deficit)                        $ 32,905,823       $ 48,711,841
                                                                                ============       ============



              The accompanying notes are an integral part of these
                       consolidated financial statements

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------     -------------------------------
                                                            1996              1997               1996              1997
                                                       ---------------   --------------     -------------    --------------

Dental group practices revenue, net                      $ 9,178,270      $ 17,436,339       $23,019,849      $ 48,157,197

Less - Amounts retained by dental group practices          2,967,261         5,673,996         7,384,953        16,160,255
                                                         -----------      ------------       -----------      ------------
Net revenue                                                6,211,009        11,762,343        15,634,896        31,996,942
Operating expenses:
    Clinical salaries and benefits                         1,608,121         2,986,584         3,938,799         8,286,618
    Other salaries and benefits                              836,614         1,765,652         1,985,932         4,779,086
    Dental supplies                                          517,380         1,119,034         1,277,982         3,036,627
    Laboratory fees                                          402,627           769,749         1,141,536         2,021,608
    Occupancy                                                497,159           955,151         1,208,664         2,617,162
    Advertising                                              345,171           515,663           919,507         1,261,961
    Depreciation and amortization                            373,983           724,169           935,289         1,957,498
    General and administrative                               959,517         1,636,532         2,259,054         4,608,611
                                                         -----------      ------------       -----------      ------------
                                                           5,540,572        10,472,534        13,666,763        28,569,171
                                                         -----------      ------------       -----------      ------------
Operating income                                             670,437         1,289,809         1,968,133         3,427,771
Interest expense, net                                        467,305           149,557         1,134,568         1,374,406
Minority interest in combined subsidiaries                        --            30,178                --            30,178
                                                         -----------      ------------       -----------      ------------
Income before provision for income taxes and
      extraordinary item                                     203,132         1,110,074           833,565         2,023,187
Income tax provision                                          78,974           428,532           324,182           783,815
                                                         -----------      ------------       -----------      ------------
Income before extraordinary item                             124,158           681,542           509,383         1,239,372
Extraordinary loss on early extinguishment of debt,
      net of applicable tax benefit of $166,540                   --          (263,796)               --          (263,796)
                                                         -----------      ------------       -----------      ------------
Net income                                               $   124,158      $    417,746       $   509,383      $    975,576
                                                         ===========      ============       ===========      ============
Income per common share:
       Income before extraordinary item                  $      0.02      $       0.07       $      0.10      $       0.16
       Extraordinary loss                                         --             (0.03)               --             (0.03)
                                                         -----------      ------------       -----------      ------------
Net income per common share                              $      0.02      $       0.04       $      0.10      $       0.13
                                                         ===========      ============       ===========      ============
Weighted average number of common and common
       equivalent shares outstanding                       5,437,011         9,582,316         4,866,063         7,711,948



              The accompanying notes are an integral part of these
                        consolidated financial statements

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                -------------------------------
                                                                    1996               1997
                                                                ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $    509,383       $    975,576
  Adjustments to reconcile net income to net cash
    provided by operating activities -
    Depreciation and amortization                                    935,289          1,957,498
    Extraordinary loss                                                    --            263,796
    Minority interest in combined subsidiaries                            --             30,178
    Changes in assets and liabilities, net of effects from
      acquisitions -
      Accounts receivable, net                                       110,671           (438,036)
      Other current assets                                            85,074            (35,978)
      Other noncurrent assets                                        128,367            (49,257)
      Accounts payable and accrued expenses                         (776,288)           298,724
      Other liabilities                                             (136,785)           (25,963)
      Deferred income taxes                                          324,666            487,915
                                                                ------------       ------------
      Net cash provided by operating activities                    1,180,377          3,464,453
                                                                ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                               (884,285)        (1,501,941)
  Cash paid for dental group practices, including
      related costs, net of cash acquired                        (20,699,789)        (7,407,614)
                                                                ------------       ------------
          Net cash used in investing activities                  (21,584,074)        (8,909,555)
                                                                ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable, net of issuance costs              21,772,750          4,985,000
  Payments on notes payable and capital
      lease obligations                                           (1,876,788)       (27,314,751)
  Distribution to stockholders/partners                           (2,007,997)           (20,000)
  Redemption of Common Stock                                      (6,684,856)            (1,811)
  Redemption of Redeemable Preferred Stock                                --         (8,000,000)
  Issuance of stock                                                9,379,830         38,597,913
                                                                ------------       ------------
          Net cash provided by financing                          20,582,939          8,246,351
                                                                ------------       ------------
NET INCREASE IN CASH                                                 179,242          2,801,249
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       759,919          1,059,337
                                                                ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    939,161       $  3,860,586
                                                                ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for interest                        $    762,350       $  1,221,849
                                                                ============       ============
  Cash paid for taxes                                           $         --       $    300,000
                                                                ============       ============
  Equipment acquired under capital leases                       $    276,723       $    666,176
                                                                ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

     Monarch Dental Corporation ("Monarch"), a Delaware corporation, and subsidiaries (collectively, the "Company"), manages dental group practices in selected markets including Dallas-Fort Worth, Houston, Wisconsin, Arkansas and Indiana at September 30, 1997. As of September 30, 1997, the Company managed 83 dental group practices in Texas, Wisconsin, Arkansas and Indiana.


2.   SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION/BASIS OF
     CONSOLIDATION

     The financial statements for the three and nine months ended September 30, 1996 and 1997, have been prepared by the Company, without audit, pursuant to Accounting Principles Board (ABP) Opinion No. 28, "Interim Financial Reporting." Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to APB Opinion No. 28; nevertheless, management of the Company believes that the disclosures herein are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three and nine months ended September 30, 1996 and 1997, have been included herein. The results of operations for the three- and nine-month periods are not necessarily indicative of the results for the full year.

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

                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                          -------------------  -------------------
                                                             1996      1997      1996       1997
                                                          ---------  --------  --------   --------

   BASIC EARNINGS PER COMMON SHARE:
                    Income before extraordinary item      $     124  $    682  $    509   $  1,239
                                  Extraordinary loss             --      (264)       --       (264)
                                                          ---------  --------  --------   --------
                                          Net income      $     124  $    418  $    509   $    975
                                                          =========  ========  ========   ========
                 Weighted Average Shares Outstanding          2,972     8,746     2,751      4,734
        Earnings per Share before extraordinary item      $    0.04  $   0.08  $   0.19   $   0.26
                                  Extraordinary loss             --     (0.03)       --      (0.06)
                                                          ---------  --------  --------   --------
                     Basic Earnings per Common Share      $    0.04  $   0.05  $   0.19   $   0.20
                                                          =========  ========  ========   ========
   DILUTED EARNINGS PER COMMON SHARE:
                 Weighted Average Shares Outstanding          2,972     8,746     2,751      4,734
                            Common Stock Equivalents          2,465       836     2,115      2,978
                                                          ---------  --------  --------   --------
     Total Common Stock and Common Stock Equivalents          5,437     9,582     4,866      7,712
                                                          =========  ========  ========   ========
        Earnings per share before extraordinary item      $    0.02  $   0.07  $   0.10   $   0.16
                                  Extraordinary loss             --     (0.03)       --      (0.03)
                                                          ---------  --------  --------   --------
                   Diluted Earnings per Common Share      $    0.02  $   0.04  $   0.10   $   0.13
                                                          =========  ========  ========   ========

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

     Effective August 1, 1997, the Company acquired all of the outstanding stock of Dental Centers of Indiana, Inc. for $1.8 million in cash and 139,944 shares of Common Stock in a stock purchase transaction accounted for as a purchase. Additionally, the seller has a right to receive additional purchase consideration contingent upon meeting specified financial performance goals in 1997.

     Effective September 1, 1997, the Company acquired certain assets and assumed certain liabilities of Diane Earle, D.D.S. in Dallas, Texas for $200,000 in cash in an asset purchase transaction accounted for as a purchase.

5.   INITIAL PUBLIC OFFERING

     On July 23, 1997, the Company completed the public offering of 3,162,500 shares of Common Stock at $13 per share resulting in proceeds, net of underwriter commissions and offering costs, of approximately $37.0 million. Of these net proceeds, $24.8 million was used to retire outstanding debt and $8.0 million was paid to holders of Redeemable Preferred Stock. At September 30, 1997 the balance of the net proceeds was invested in short-term, investment grade, interest-bearing obligations.

6.   BORROWINGS

     The Company extinguished its senior secured credit facility and wrote-off unamortized loan fees of $430,336, net of the applicable tax benefit of $166,540, as an extraordinary item. The Company completed a new credit facility agreement expiring December 31, 2002.

7.   SUBSEQUENT EVENTS

     Effective October 1, 1997, October 1, 1997 and November 3, 1997, the Company acquired certain assets and assumed certain liabilities of Ronald
     S. Stewart, D.D.S. in Dallas, Texas, Dental Diagnostic and Treatment Center in Fayetteville, Arkansas and Three Peaks Dental Health L.P. in Colorado Springs, Colorado, respectively,for $2.9 million in cash and 28,774 shares of Common Stock in asset purchase transactions accounted for as purchases.

     Effective November 3, 1997, the Company acquired certain assets and assumed certain liabilities of Press Family Dental in San Antonio, Texas for $6.6 million in cash and 179,736 shares of Common Stock in an asset purchase transaction accounted for as a purchase.

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

OVERVIEW

     The Company manages dental group practices in selected markets, including Dallas-Fort Worth, Houston, Wisconsin, Arkansas and Indiana at September 30, 1997. The managed dental facilities (each, a "Dental Office" and collectively, the "Dental Offices") provide general dentistry services such as examinations, cleanings, fillings, bonding, placing crowns and fitting and placing fixed or removable prostheses. Many of the Dental Offices also provide specialty dental services such as orthodontics, oral surgery, endodontics, periodontics and pediatric dentistry. The Company focuses on fee-for-service dentistry, supplementing this business with revenue from contracts with capitated managed dental care plans.

     The Company seeks to build geographically dense networks of dental providers by expanding within its existing markets. The Company has generated growth within its existing markets by increasing patient volume and fees in existing Dental Offices, either on a per-patient or per-procedure basis, by increasing the physical space of existing Dental Offices and by opening Dental Offices on a de novo basis. The Company has entered selected new markets by acquiring dental group practices, which have a significant market presence, or which the Company believes can achieve such a presence in the near term. The Company then seeks to use the acquired dental group practice as a "pedestal" from which to expand within the newly entered market.

     The following table sets forth the increase in the number of Dental Offices owned and managed by the Company during each of the years indicated, including the number of de novo Dental Offices and acquired Dental Offices in each such year.

                                 1993  1994  1995  1996  1997(1)
                                 ----  ----  ----  ----  ----

Offices at beginning of period     8     9    10    12    53
De novo offices                    1     1     2     2     4
Acquired offices                  --    --    --    39    26
                                ----  ----  ----  ----  ----
Offices at end of period           9    10    12    53    83
                                ====  ====  ====  ====  ====

(1) Through October 1, 1997

COMPONENTS OF REVENUE AND EXPENSES

Dental group practices revenue, net ("Revenue") represents the revenue of the P.C.s or the Company (in states in which ownership of dental practices by the Company is permitted), reported at estimated realizable amounts, received from third-party payors and patients for dental services rendered at the Dental Offices. Net revenue represents Revenue less amounts retained by the dental group practices. The amounts retained by dental group practices represent amounts paid by (i) the P.C.s as salary, benefits and other payments to employed dentists and hygienists and contracted specialists and (ii) the Company as salary, benefits and other payments to employed dentists and hygienists and contracted specialists in states in which it operates and in which ownership of dental practices by the Company is permitted (currently Wisconsin). The Company's net revenue is dependent on the Revenue of the dental group practices. Operating expenses consist of the expenses incurred by the Company in connection with managing the Dental Offices, including salaries and benefits for personnel other than dentists and hygienists, dental supplies, dental laboratory fees, occupancy costs, equipment leases, management information systems and other expenses related to dental practice operations. The Company also incurs personnel and administrative expenses in connection with maintaining a corporate function that provides management, administrative, marketing and development services to the Dental Offices.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Dental group practices revenue, net. Revenue increased from $9.2 million for the three months ended September 30, 1996 to $17.4 million for the three months ended September 30, 1996, an increase of $8.2 million, or 90.0%. This increase resulted from the acquisitions of Convenient Dental Care, Inc. ("Convenient"), Arkansas Dental Health Associates, Inc. ("Arkansas Dental Health"), United Dental Care Tom Harris D.D.S. and Associates ("United") and Dental Centers of Indiana, Inc. ("DCI") in November 1996, January 1997, April 1997 and August 1997, respectively, which contributed combined Revenue of $3.2 million for the three months ended September 30, 1997. Dental offices in the Dallas-Fort Worth, Houston and Wisconsin markets (the "existing markets") contributed an additional $5.0 million of the increase in Revenue in 1997 resulting from the opening of four de novo Dental Offices, the physical expansion of five existing Dental Offices, the acquisition of two solo practices and the acquisition of Midwest Dental Care ("Midwest") in September 1996, which provided two additional months of Revenue for the three months ended September 30, 1997.

     Fee-for-service Revenue (i.e., Revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased from $5.7 million for the three months ended September 30, 1996 to $10.8 million for the three months ended September 30, 1997, an increase of $5.1 million, or 90.2%. This increase resulted from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which contributed combined fee-for-service Revenue of $2.8 million for the three months ended September 30, 1997. In existing markets, fee-for-service Revenue increased from $5.7 million for the three months ended September 30, 1996 to $8.0 million for the three months ended September 30, 1997, representing an increase of $2.3 million, or 38.6%. The increase in existing markets resulted from the opening of four de novo Dental Offices, the physical expansion of five existing Dental Offices, the acquisition of two solo practices and the acquisition of Midwest in September 1996 which provided two additional months of fee-for-service Revenue for the three months ended September 30, 1997. Managed dental care Revenue (i.e., Revenue from capitated managed dental care plans, including capitation payments and patient co-payments) increased from $3.5 million for the three months ended September 30, 1996 to $6.6 million for the three months ended September 30, 1997, an increase of $3.1 million, or 89.5%. This increase resulted in part from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which contributed combined managed dental care Revenue of $466,000 for the three months ended September 30, 1997. In existing markets, managed dental care Revenue increased from $3.5 million for the three months ended September 30, 1996 to $6.2 million for the three months ended September 30, 1997, an increase of $2.7 million or 77.1%. The increase in existing markets resulted from the opening of four de novo Dental Offices, the physical expansion of five existing Dental Offices, the acquisition of two solo practices and the acquisition of Midwest in September 1996 which provided two additional months of managed dental care Revenue for the three months ended September 30, 1997. As a percentage of Revenue, fee-for-service Revenue increased slightly from 61.6% to 61.7% for the three months ended September 30, 1996 and 1997, respectively.

     Amounts retained by dental group practices. Amounts retained by dental group practices increased from $3.0 million for the three months ended September 30, 1996 to $5.7 million for the three months ended September 30, 1997, an increase of $2.7 million, or 91.2%. The increase was due to the acquisitions of Convenient, Arkansas Dental Health, United and DCI which together added amounts retained by dental group practices of $1.1 million for the three months ended September 30, 1997. In existing markets, amounts retained by dental group practices increased $1.6 million as dentist and hygienist compensation increased as a result of a higher level of production at the Dental Offices and the acquisition of Midwest in September 1996 which provided two additional months of amounts retained by dental group practices for the three months ended September 30, 1997. As a percent of Revenue, amounts retained by dental group practices increased slightly from 32.3% to 32.5% for the three months ended September 30, 1996 and 1997, respectively.

     Clinical salaries and benefits. Clinical salaries and benefits expense increased from $1.6 million for the three months ended September 30, 1996 to $3.0 million for the three months ended September 30, 1997, an increase of $1.4 million, or 85.7%. The increase resulted from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which added combined clinical salaries and benefits expense of $668,000 for the three months ended September 30,1997. In existing markets, clinical salaries and benefits expense increased $710,000 due to the opening of four de novo Dental Offices, the physical expansion of five existing Dental Offices, the acquisition of two solo practices and the acquisition of Midwest in September 1996 which provided two additional months of clinical salaries and benefits expense for the three months ended September 30, 1997. As a percent of Revenue, clinical salaries and benefits expense decreased slightly from 17.5% to 17.1% for the three months ended September 30, 1996 and 1997, respectively.

     Other salaries and benefits. Other salaries and benefits expense increased from $837,000 for the three months ended September 30, 1996 to $1.8 million for the three months ended September 30, 1997, an increase of $929,000, or 111.0%. This increase resulted primarily from the acquisition of Midwest in September 1996 which provided two additional months of other salaries and benefits expense for the three months ended September 30, 1997 as well as the building of additional corporate infrastructure to manage corporate growth. As a percent of Revenue, other salaries and benefits expense increased from 9.1% to 10.1% for the three months ended September 30, 1996 and 1997, respectively, as the three months ended September 30, 1997 reflected a more fully staffed corporate infrastructure.

     Dental supplies. Dental supplies expense increased from $517,000 for the three months ended September 30, 1996 to $1.1 million for the three months ended September 30, 1997, an increase of $602,000, or 116.4%. This increase resulted from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which added $193,000 of combined dental supplies expense for the three months ended September 30, 1997. In existing markets, dental supplies expense increased $409,000 as a result of increased production and the acquisition of Midwest in September 1996 which provided two additional months of dental supplies expense for the three months ended September 30, 1997. As a percent of Revenue, dental supplies expense increased from 5.6% to 6.4% for the three months ended September 30, 1996 and 1997, respectively. This increase was due to higher collective dental supplies expense at the acquired businesses.

     Laboratory fees. Laboratory fee expense increased from $403,000 for the three months ended September 30, 1996 to $770,000 for the three months ended September 30, 1997, an increase of $367,000, or 91.1%. This increase resulted from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which added combined laboratory fee expense of $183,000 for the three months ended September 30, 1997. In existing markets, laboratory fee expense increased $184,000 as a result of increased production and the acquisition of Midwest in September 1996 which provided two additional months of laboratory fee expense for the three months ended September 30, 1997. As a percent of Revenue, laboratory fee expense remained constant at 4.4% for the three months ended September 30, 1996 and 1997, respectively.

     Occupancy. Occupancy expense increased from $497,000 for the three months ended September 30, 1996 to $955,000 for the three months ended September 30, 1997, an increase of $458,000, or 92.2%. This increase resulted from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which added a combined $153,000 to occupancy expense for the three months ended September 30, 1997. In existing markets, occupancy expense increased $305,000 resulting from the opening of four de novo Dental Offices, the physical expansion of five existing Dental Offices, the acquisition of two solo practices and the acquisition of Midwest in September 1996 which provided two additional months of occupancy expense for the three months ended September 30, 1997. As a percent of Revenue, occupancy expense increased slightly from 5.4% to 5.5% for the three months ended September 30, 1996 and 1997, respectively.

     Advertising. Advertising expense increased from $345,000 for the three months ended September 30, 1996 to $516,000 for the three months ended September 30, 1997, an increase of $171,000, or 49.4%. This increase resulted from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which added a combined $76,000 to advertising expense for the three months ended September 30, 1997. There was an increase of $95,000 in television and print advertising in the existing markets in 1997. As a percent of Revenue, advertising expense decreased from 3.8% to 3.0% for the three months ended September 30, 1996 and 1997, respectively. This decrease resulted from leveraging advertising expense with greater market penetration in existing markets.

     Depreciation and amortization. Depreciation and amortization expense increased from $374,000 for the three months ended September 30, 1996 to $724,000 for the three months ended September 30, 1997, an increase of $350,000, or 93.6%. This increase resulted from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which added combined depreciation and amortization expense of $141,000 for the three months ended September 30, 1997. Depreciation and amortization expense for existing markets increased $209,000 resulting from the opening of four de novo Dental Offices, the physical expansion of five existing Dental Offices, the acquisition of two solo practices and the acquisition of Midwest in September 1996 which provided two additional months of depreciation and amortization expense for the three months ended September 30, 1997. As a percent of Revenue, depreciation and amortization expense increased slightly from 4.1% to 4.2% for the three months ended September 30, 1996 and 1997, respectively.

     General and administrative. General and administrative expense increased from $960,000 for the three months ended September 30, 1996 to $1.6 million for the three months ended September 30, 1997, an increase of $677,000, or 70.5%. This increase resulted from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which added combined general and administrative expense of $203,000 for the three months ended September 30, 1997, the acquisition of Midwest in September 1996 which provided two additional months of general and administrative expense for the three months ended September 30, 1997 and the expansion of the Company's corporate infrastructure to manage growth. As a percent of Revenue, general and administrative expense decreased from 10.5% to 9.4% for the three months ended September 30, 1996 and 1997, respectively. This decrease was due principally to the acquisitions having lower general and administrative costs as a percent of Revenue than the Company's existing operations.

     Operating income. Operating income increased from $670,000 for the three months ended September 30, 1996 to $1.3 million for the three months ended September 30, 1997, an increase of $619,000, or 92.4%. This increase resulted from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which added combined operating income of $381,000 for the three months ended September 30, 1997. Income from the Company's existing markets increased $488,000 for the three months ended September 30, 1997, which was offset by increased corporate expenses of $250,000 due to the development of corporate infrastructure. As a percent of Revenue, operating income increased slightly from 7.3% to 7.4% for the three months ended September 30, 1996 and 1997, respectively.

     Interest expense, net. Interest expense, net decreased from $467,000 for the three months ended September 30, 1996 to $150,000 for the three months ended September 30, 1997, a decrease of $317,000, or 68.0%. This decrease is attributable to the retirement of $24.8 million in outstanding debt under a senior secured credit facility (the "Credit Facility") with the use of proceeds obtained from the Company's initial public offering on July 23, 1997 compared to interest expense on average debt outstanding of $20.7 million under the Credit Facility for the three months ended September 30, 1996.

     Minority interest. Minority interest expense was $30,000 for the three months ended September 30, 1997 as a result of the acquisition of DCI, which owns a fifty percent ownership in two partnerships operating four Dental Offices in Indiana.

     Income taxes. Income tax expense increased from $79,000 for the three months ended September 30, 1996 to $429,000 for the three months ended September 30, 1997, an increase of $350,000, or 442.6%. This increase was the result of higher net income before taxes, which increased from $203,000 for the three months ended September 30, 1996 to $1.1 million for the three months ended September 30, 1997, an increase of $907,000, or 446.5%.

     Extraordinary loss. The Company incurred an extraordinary loss of $264,000, net of tax for the three months ended September 30, 1997 as it extinguished its Credit Facility and wrote off $431,000 in unamortized loan fees, net of a tax benefit of $167,000.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Dental group practices revenue, net. Revenue increased from $23.0 million for the nine months ended September 30, 1996 to $48.2 million for the nine months ended September 30, 1997, an increase of $25.2 million, or 109.2%. This increase resulted from the acquisitions of Convenient, Arkansas Dental Health, United and DCI in November 1996, January 1997, April 1997 and August 1997, respectively, which contributed combined Revenue of $7.0 million for the nine months ended September 30, 1997. Revenue for the Dental Offices in the Dallas-Fort Worth, Houston and Wisconsin markets ("existing markets") increased $18.2 million, or 78.7%, for the nine months ended September 30, 1997, resulting from the opening of four de novo Dental Offices, the physical expansion of five existing Dental Offices, the acquisition of two solo practices and the acquisitions of MacGregor Dental Centers ("MacGregor") and Midwest Dental Care ("Midwest") in February 1996 and September 1996, respectively, which provided one and eight additional months of Revenue for the nine months ended September 30, 1997.

     Fee-for-service Revenue (i.e., Revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased from $14.0 million for the nine months ended September 30, 1996 to $29.6 million for the nine months ended September 30, 1997, an increase of $15.6 million, or 111.2%. This increase resulted from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which contributed combined fee-for-service Revenue of $6.3 million for the nine months ended September 30, 1997. In existing markets, fee-for-service Revenue increased from $14.0 million for 1996 to $23.3 million for 1997, representing an increase of $9.3 million or 66.4%. This increase resulted from the opening of four de novo Dental Offices, the physical expansion of five existing Dental Offices, the acquisition of two solo practices and the acquisitions of MacGregor and Midwest in February 1996 and September 1996, respectively, which provided one and eight additional months of fee-for-service Revenue for the nine months ended September 30, 1997. Managed dental care Revenue (i.e., Revenue from capitated managed dental care plans, including capitation payments and patient co-payments) increased from $9.0 million for the nine months ended September 30, 1996 to $18.5 million for the nine months ended September 30, 1997, an increase of $9.5 million, or 106.0%. This increase resulted in part from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which contributed combined managed dental care Revenue of $713,000 for the nine months ended September 30, 1997. In existing markets, managed dental care Revenue increased from $9.0 million for the nine months ended September 30, 1996 to $17.8 million for the nine months ended September 30, 1997, an increase of $8.8 million or 97.8%. This increase resulted from the opening of four de novo Dental Offices, the physical expansion of five existing Dental Offices, the acquisition of two solo practices and the acquisitions of MacGregor and Midwest in February 1996 and September 1996, respectively, which provided one and eight additional months of managed dental care Revenue for the nine months ended September 30, 1997. As a percentage of Revenue, fee-for-service Revenue increased from 60.9% to 61.5% for the nine months ended September 30, 1996 and 1997, respectively.

     Amounts retained by dental group practices. Amounts retained by dental group practices increased from $7.4 million for the nine months ended September 30, 1996 to $16.2 million for the nine months ended September 30, 1997, an increase of $8.8 million, or 118.9%. The increase was due to the acquisitions of Convenient, Arkansas Dental Health, United and DCI which together added amounts retained by dental group practices of $2.6 million for the nine months ended September 30, 1997. In existing markets, amounts retained by dental group practices increased $6.2 million, or 83.8%, as dentist and hygienist compensation increased as a result of a higher level of production at the Dental Offices and the acquisitions of MacGregor and Midwest in February 1996 and September 1996, respectively, which provided one and eight additional months of amounts retained by dental group practices for the nine months ended September 30, 1997. As a percent of Revenue, amounts retained by dental group practices increased from 32.1% to 33.6% for the nine months ended September 30, 1996 and 1997, respectively, due to the acquisition of dental group practices with higher dentist and hygienist compensation levels relative to Revenue.

     Clinical salaries and benefits. Clinical salaries and benefits expense increased from $3.9 million for the nine months ended September 30, 1996 to $8.3 million for the nine months ended September 30, 1997, an increase of $4.4 million, or 110.4%. The increase resulted from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which added combined clinical salaries and benefits expense of $1.4 million for the nine months ended September 30, 1997. In existing markets, clinical salaries and benefits expense increased $3.0 million as a result of the opening of four de novo Dental Offices, the physical expansion of five existing Dental Offices, the acquisition of two solo practices and the acquisitions of MacGregor and Midwest in February 1996 and September 1996, respectively, which provided one and eight additional months of clinical salaries and benefits expense for the nine months ended September 30, 1997. As a percent of Revenue, clinical salaries and benefits expense increased slightly from 17.1% to 17.2% for the nine months ended September 30, 1996 and 1997, respectively.


     Other salaries and benefits. Other salaries and benefits expense increased from $2.0 million for the nine months ended September 30, 1996 to $4.8 million for the nine months ended September 30, 1997, an increase of $2.8 million, or 140.6%. This increase resulted primarily from the acquisitions of MacGregor and Midwest in February 1996 and September 1996, respectively, which provided one and eight additional months of other salaries and benefits expense for the nine months ended September 30, 1997 as well as the building of additional corporate infrastructure to manage corporate growth. As a percent of Revenue, other salaries and benefits expense increased from 8.6% to 9.9% for 1996 and 1997, respectively, as the nine months ended September 30, 1997 reflected a more fully staffed corporate infrastructure.

     Dental supplies. Dental supplies expense increased from $1.3 million for the nine months ended September 30, 1996 to $3.0 million for the nine months ended September 30, 1997, an increase of $1.7 million, or 137.6%. This increase resulted from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which added $400,000 of combined dental supplies expense for the nine months ended September 30, 1997. In existing markets, dental supplies expense increased $1.3 million as a result of increased production and the acquisitions of MacGregor and Midwest in February 1996 and September 1996, respectively, which provided one and eight additional months of dental supplies expense for the nine months ended September 30, 1997. As a percent of Revenue, dental supplies expense increased from 5.6% to 6.3% for the nine months ended September 30, 1996 and 1997, respectively. This increase was due to higher dental supply expense at the acquired businesses.

     Laboratory fees. Laboratory fee expense increased from $1.1 million for the nine months ended September 30, 1996 to $2.0 million for the nine months ended September 30, 1997, an increase of $880,000, or 77.1%. This increase resulted from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which added combined laboratory fee expense of $427,000 for the nine months ended September 30, 1997. In existing markets, laboratory fee expense increased $453,000 as a result of increased production and the acquisitions of MacGregor and Midwest in February 1996 and September 1996, respectively, which provided one and eight additional months of laboratory fee expense for the nine months ended September 30, 1997. As a percent of Revenue, laboratory fee expense decreased from 5.0% to 4.2% for the nine months ended September 30, 1996 and 1997, respectively, as the result of purchasing internal labs in connection with the Midwest and United acquisitions.

     Occupancy. Occupancy expense increased from $1.2 million for the nine months ended September 30, 1996 to $2.6 million for the nine months ended September 30, 1997, an increase of $1.4 million, or 116.5%. This increase resulted from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which added a combined $321,000 to occupancy expense for the nine months ended September 30, 1997. In existing markets, occupancy expense increased $1.1 million resulting from the opening of four de novo Dental Offices, the physical expansion of five existing Dental Offices, the acquisition of two solo practices and the acquisitions of MacGregor and Midwest in February 1996 and September 1996, respectively, which provided one and eight additional months of occupancy expense for the nine months ended September 30, 1997. As a percent of Revenue, occupancy expense increased slightly from 5.3% to 5.4% for the nine months ended September 30, 1996 and 1997, respectively.

     Advertising. Advertising expense increased from $920,000 for the nine months ended September 30, 1996 to $1.3 million for the nine months ended September 30, 1997, an increase of $342,000, or 37.2%. This increase resulted from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which added a combined $152,000 to advertising expense for the nine months ended September 30, 1997. There was an increase of $190,000 in television and print advertising in the existing markets for the nine months ended September 30, 1997. As a percent of Revenue, advertising expense decreased from 4.0% to 2.6% for the nine months ended September 30, 1996 and 1997, respectively. This decrease resulted from leveraging advertising expense with greater market penetration in existing markets.

     Depreciation and amortization. Depreciation and amortization expense increased from $935,000 for the nine months ended September 30, 1996 to $1.9 million for the nine months ended September 30, 1997, an increase of $1.0 million, or 109.3%. This increase resulted from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which added combined depreciation and amortization expense of $274,000 for the nine months ended September 30, 1997. In existing markets, depreciation and amortization expense increased $748,000 resulting from the opening of four de novo Dental Offices, the physical expansion of five existing Dental Offices, the acquisition of two solo practices and the acquisitions of MacGregor and Midwest in February 1996 and September 1996, respectively, which provided one and eight additional months of occupancy expense for the nine months ended September 30, 1997. As a percent of Revenue, depreciation and amortization expense remained constant at 4.1% for the nine months ended September 30, 1996 and 1997, respectively.

     General and administrative. General and administrative expense increased from $2.3 million for the nine months ended September 30, 1996 to $4.6 million for the nine months ended September 30, 1997, an increase of $2.3 million, or 104.0%. This increase resulted in part from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which added combined general and administrative expense of $487,000 for the nine months ended September 30, 1997. In existing markets, general and administrative expense increased $1.8 million resulting from the opening of four de novo Dental Offices, the physical expansion of five existing Dental Offices, the acquisition of two solo practices and the acquisitions of MacGregor and Midwest in February 1996 and September 1996, respectively, which provided one and eight additional months of general and administrative expense for the nine months ended September 30, 1997. As a percent of Revenue, general and administrative expense decreased slightly from 9.8% to 9.6% for the nine months ended September 30, 1996 and 1997, respectively.

     Operating income. Operating income increased from $2.0 million for the nine months ended September 30, 1996 to $3.4 million for the nine months ended September 30, 1997, an increase of $1.4 million, or 74.2%. This increase resulted from the acquisitions of Convenient, Arkansas Dental Health, United and DCI which added combined operating income of $776,000 for the nine months ended September 30, 1997. Income from the Company's existing markets increased $1.6 million for the nine months ended September 30, 1997, which was offset by increased corporate expenses of $944,000 due to the development of corporate infrastructure. As a percent of Revenue, operating income decreased from 8.5% to 7.1% for the nine months ended September 30, 1996 and 1997, respectively, primarily due to the increased corporate expenses outweighing the increased operating margins of the acquired businesses.

     Interest expense, net. Interest expense, net increased from $1.1 million for the nine months ended September 30, 1996 to $1.4 million for the nine months ended September 30, 1997, an increase of $240,000, or 21.1%. This increase is attributable to average debt outstanding under the Credit Facility of $18.0 million for the nine months ended September 30, 1997 compared to $16.1 million for the nine months ended September 30, 1996. The Company retired $24.8 million in outstanding debt under the Credit Facility with the use of proceeds obtained from the Company's initial public offering on July 23, 1997.

     Minority interest. Minority interest expense was $30,000 for the nine months ended September 30, 1997 as a result of the acquisition of DCI, which owns a fifty percent ownership in two partnerships operating four Dental Offices in Indiana.

     Income taxes. Income tax expense increased from $324,000 for the nine months ended September 30, 1996 to $784,000 for the nine months ended September 30, 1997, an increase of $460,000, or 141.8%. This increase was the result of higher net income before taxes, which increased from $834,000 for 1996 to $2.0 million for 1997, an increase of $1.2 million, or 142.7%.

     Extraordinary Item. The Company incurred an extraordinary loss of $264,000, net of tax for the nine months ended September 30, 1997 as it extinguished its Credit Facility and wrote off $431,000 in unamortized loan fees, net of a tax benefit of $167,000.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had a $1.4 million working capital surplus, representing an increase of $5.4 million from the working capital deficit of $4.0 million at December 31, 1996. This working capital surplus included $7.0 million in current liabilities, including $1.7 million in accounts payable, $2.7 million in accrued liabilities, $1.7 million in amounts payable to dental group practices as consideration for accounts receivable acquired from such group practices and $376,000 in current maturities of notes payable and capital lease obligations. These current liabilities were partially offset by current assets, including $3.9 million in cash and cash equivalents and $4.4 million in accounts receivable, net of allowances. The Company's principal sources of liquidity as of September 30, 1997 consisted of cash and cash equivalents, net accounts receivable and borrowing capacity under the Credit Facility. The repayment of $24.8 million of indebtedness under the Credit Facility with a portion of the net proceeds from the recently completed initial public offering and the retention of a portion of the net proceeds for general corporate purposes has eliminated the Company's prior working capital deficit. However, there can be no assurance the Company will not have working capital deficits in the future, particularly if additional indebtedness requires current amortization of principal.

     For the nine months ended September 30, 1996 and 1997, cash provided by operations was $1.2 million and $3.5 million, respectively.

     Cash used in investing activities was $21.6 million for the nine months ended September 30, 1996 and $8.9 million for the nine months ended September 30, 1997. In the nine months ended September 30, 1996, $20.7 million was utilized for acquisitions and $884,000 was invested in the purchase of additional property and equipment. In the nine months ended September 30, 1997, $7.4 million was utilized for acquisitions and $1.5 million was invested in the purchase of additional property and equipment.

     For the nine months ended September 30, 1996 and 1997, cash provided by financing activities was $20.6 million and $8.2 million, respectively. In the nine months ended September 30, 1996, the cash provided was comprised of $19.9 million in net borrowings and $9.4 million in proceeds from the issuance of stock, partially offset by $6.7 million used to repurchase stock and $2.0 million in distributions to the Company's then sole stockholder. In the nine months ended September 30, 1997, the cash provided was comprised of $38.6 million in proceeds from the issuance of stock, offset by the net repayment of $22.3 million in outstanding debt and payments to owners of Redeemable Preferred Stock of $8.0 million to redeem this stock in conjunction with the initial public offering.

     The Company extinguished its Credit Facility, which was to expire on August 29, 1999, with a bank. The Company has entered into a new Credit Facility with a bank syndicate. Under the new Credit Facility, the Company may borrow up to $30.0 million. As of September 30, 1997, the Company had no outstanding borrowings under the Credit Facility. The amounts outstanding under the new Credit Facility bear interest at variable rates which are based upon either the lender's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Facility. The Credit Facility prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions above a predetermined consideration level without bank approval, and requires the Company to maintain certain financial ratios on an ongoing basis. The Credit Facility is secured by pledges of all of the outstanding capital stock of, or other equity interests in, the Company's subsidiaries, and a lien on substantially all of the assets of the Company.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) On July 23, 1997, (i) the Company's non-voting Class A Common Stock and Series A Convertible Junior Preferred Stock were converted into Common Stock and (ii) the Company's Convertible Participating Preferred Stock was converted into Redeemable Preferred Stock and Common Stock, in each case in accordance with the terms of these securities and in conjunction with the closing of the Company's initial public offering.

              The Company commenced its initial public offering of 3,162,500 shares of Common Stock at $13.00 per share on July 18, 1997 pursuant to an effective registration statement on Form S-1 (Commission File No. 333-24409). The managing underwriters were Hambrecht & Quist, Montgomery Securities and Salomon Brothers. The gross proceeds generated were $41.1 million and the expenses incurred were as follows: (i) $2.9 million for underwriters discount and fees (ii) $1.2 million in other expenses, including legal, accounting and printing fees. The Company used the net proceeds of $37.1 million as follows: (i) approximately $24.8 million was used to repay the Company's outstanding indebtedness under the Credit Facility, including accrued and unpaid interest;
              (ii) $8.0 million was used to redeem all of the outstanding Redeemable Preferred Stock; and (iii) approximately $2.0 million was used for working capital and other general corporate purposes including $1.8 million for the acquisition of Dental Centers of Indiana, Inc. and $200,000 for the acquisition of Diane Earle, D.D.S. At September 30, 1997, the balance of the net proceeds was invested in short-term, investment grade, interest-bearing obligations.

         (b)  Not applicable

         (c) In July 1997, pursuant to the 1996 Stock Option and Incentive Plan, the Company granted 106,000 options to purchase Common Stock at $13.00 per share.

              In August 1997, pursuant to a Stock Purchase Agreement, the Company issued 139,944 shares of Common Stock to James W. Willis, Mark R. Johnson and Thurman H. Brown, II in partial consideration for the sale of all the stock of Dental Centers of Indiana, Inc. in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

         (a)  Exhibits.

              11   Statement re: Computation of per share earnings data

              27   Financial Data Schedules

         (b)  Reports on Form 8-K.

              The Company filed a Form 8-K, dated August 15, 1997, reporting the acquisition of Dental Centers of Indiana, Inc. which was amended to add Financial Statements and pro forma financial information by Form 8-K/A (Amendment No. 1), dated October 15, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MONARCH DENTAL CORPORATION



Date:  November 14, 1997                   By: /s/  GARY W. CAGE
                                               -------------------------------
                                               Gary W. Cage
                                               Chief Executive Officer


Date:  November 14, 1997                   By: /s/ STEVEN G. PETERSON
                                               -------------------------------
                                               Steven G. Peterson
                                               Chief Financial Officer

                                  EXHIBIT INDEX

          EXHIBIT
           NUMBER                    DESCRIPTION
          -------                    -----------

             11       Statement re:  Computation of per share earnings data
             27       Financial Data Schedules