Form 10-K
period 1997-12-31
MONARCH DENTAL CORP
filed 1998-03-31
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1997

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

          Securities registered pursuant to Section 12 (b) of the Act:

                                      None

          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     [X]        No      [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ ]

The aggregate market value of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant on March 17, 1998 was approximately $72,783,758 million based upon the closing price per share of the Registrant's Common Stock as reported on the Nasdaq Stock Market on March 17, 1998. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 17, 1998, there were 10,235,818 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Parts of this Report on Form 10-K indicated below:

     (1) The Annual Report to Stockholders for fiscal year ended December 31, 1997 (Part II).

     (2) The Company's definitive proxy statement dated April 9, 1998 for the Annual Meeting of Stockholders to be held on May 14, 1998 (Part III).


         STATEMENTS MADE OR INCORPORATED INTO THIS ANNUAL REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENT REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE RISKS ASSOCIATED WITH THE COMPANY'S ACQUISITION STRATEGY AND EXPANSION WITHIN EXISTING MARKETS, MANAGEMENT OF GROWTH AND COMPETITION, WHICH ARE DESCRIBED IN THE SECTION ENTITLED "RISK FACTORS" FOUND ON PAGE 7 OF THE COMPANY'S PROSPECTUS DATED JULY 17, 1997.

                           MONARCH DENTAL CORPORATION

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                                              Page No.
Part I.
           Item 1.       Business                                                                I-1
           Item 2.       Properties                                                             I-10
           Item 3.       Legal Proceedings                                                      I-10
           Item 4.       Submission of Matters to a Vote of Security Holders                    I-10

Part II.

           Item 5.       Market for Registrant's Common Equity and Related
                         Stockholder Matters                                                    II-1
           Item 6.       Selected Financial Data                                                   *
           Item 7.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                 *
           Item 8.       Financial Statements and Supplementary Data                               *
           Item 9.       Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                                    II-2

Part III.

           Item 10.      Directors and Executive Officers of the Registrant                       **
           Item 11.      Executive Compensation                                                   **
           Item 12.      Security Ownership of Certain Beneficial Owners and Management           **
           Item 13.      Certain Relationships and Related Transactions                           **

Part IV.

           Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K       IV-1

Signatures                                                                                      IV-2


* Incorporated by reference to the Company's Annual Report to Stockholders for fiscal year ended December 31, 1997.

** Incorporated by reference to the Company's definitive proxy statement dated April 9, 1998 for the Annual Meeting of Stockholders to be held on May 14, 1998.

                                     PART I

ITEM 1.  BUSINESS

         The information contained in this report is provided as of December 31, 1997, unless otherwise indicated.

         The Company manages dental group practices in selected markets, including Dallas-Fort Worth, Houston, San Antonio and Midland-Odessa, Texas; Wisconsin; Arkansas; Indiana and Colorado at December 31, 1997. Dentists practicing at the Company's dental offices (the "Dental Offices") provide general dentistry services such as examinations, cleanings, fillings, bonding, placing crowns and fitting and placing fixed or removable prostheses. At many of the Company's Dental Offices, dentists also provide specialty dental services such as orthodontics, oral surgery, endodontics, periodontics and pediatric dentistry. The Company seeks to build geographically dense networks of dental providers by expanding within its existing markets and entering new markets through acquisition. At December 31, 1997, the Company owned and managed 99 Dental Offices, of which 21 were internally developed and 78 were acquired by the Company. At December 31, 1997, 169 full-time general dentists and 20 full-time specialists practiced at the Company's Dental Offices. The Company was incorporated under the laws of Delaware on December 28, 1994.

DENTAL SERVICES

         Dentists practicing at the Dental Offices provide general dentistry services such as examinations, cleanings, fillings, bonding, placing crowns and fitting and placing fixed or removable prostheses. At many of the Company's Dental Offices, dentists also provide specialty dental services such as orthodontics, oral surgery, endodontics, periodontics and pediatric dentistry. Specialty dental services are typically offered through teams which rotate through several Dental Offices in a particular market. This enables the dental professional corporations managed by the Company (the "P.C.s") or the Company, as applicable, to capture revenue from services that would otherwise be referred to independent specialists.

         Except with respect to Dental Offices located in states in which the ownership of dental practices by non-dentists is permitted, dental services provided at the Dental Offices are provided by or under the supervision of licensed dentists employed by or under independent contracts with the P.C.s. In states in which the Company operates and in which the ownership of dental practices by non-dentists is permitted (currently Wisconsin), dental services provided at the Dental Offices are provided by or under the supervision of licensed dentists employed by or under independent contracts with the Company. The Company owns all of the operating assets of each of the Dental Offices, including inventory, equipment, leases and leasehold improvements. The Company typically equips its Dental Offices with state-of-the-art clinical and diagnostic equipment such as fiber optic handpieces, intraoral video cameras and panoramic and cephalometric X-ray equipment.

         The following table shows the principal areas in which the Company owns and manages Dental Offices, the number of Dental Offices and dentists in each area at December 31, 1997, the year that each practice was established and the effective date of each practice's affiliation with the Company:

                                           NUMBER OF        NUMBER OF         DATE          EFFECTIVE DATE
DENTAL GROUP PRACTICE / MARKET           DENTAL OFFICES     DENTISTS(1)      FOUNDED        OF ACQUISITION
---------------------------------        --------------     -----------      -------      ------------------
Monarch, Dallas-Fort Worth                      22               47            1983        N/A
MacGregor Dental Centers, Houston               18               44            1962        February 1, 1996
Midwest Dental Care, Wisconsin                  22               36            1975        September 1, 1996
Convenient Dental Care, Arkansas                 1                6            1982        November 1, 1996
Arkansas Dental Health, Arkansas                 3                7            1984        January 1, 1997
United Dental Care, Arkansas                     9               11            1990        April 1, 1997
Dental Centers of Indiana, Indiana              12               10            1980        August 1, 1997
J.B. Hays, Arkansas                              1                4            1994        October 1, 1997
Three Peaks Dental Health, Colorado              6                7            1990        November 1, 1997
Press Family Dental, San Antonio                 3               13            1971        November 1, 1997
Dental America, Midland - Odessa                 2                4            1994        December 1, 1997
                                                --               --
   Total                                        99              189
                                                ==              ===

(1) Includes full-time general dentists and specialists employed by or under contract with the Company (in the case of Midwest) or the applicable P.C. (in the case of each dental group practice other than Midwest).

         The attributes of the Dental Offices vary from market to market. In urban and suburban areas a Dental Office may have, for example, 15 or more single-chair operatories, a multi-chair specialty bay, several full-time general dentists, several dental hygienists and dental assistants, a business manager and a receptionist. In more rural markets, a Dental Office may have, for example, only three or four single chair operatories, and be staffed by one general dentist, one hygienist or dental assistant and a receptionist. One general dentist, designated as the Dental Director, oversees professional matters at each Dental Office.

ADVERTISING AND MARKETING

         The Company seeks to increase patient volume at the Dental Offices through television, radio and print advertising and other marketing techniques. The Company has developed these techniques over the past 14 years in its Dallas-Fort Worth operations and adapts them for use in its other markets as appropriate. The Company's advertising emphasizes regional brand name recognition of its affiliated Dental Offices, quality of care, comprehensive specialty services, affordable payment plans for more complex procedures and patient satisfaction. The Company operates as "Monarch TM Dental" or under established regional brand names, such as "MacGregor Dental Centers SM" in Houston and "Midwest Dental SM" in Wisconsin, depending on the nature and requirements of the relevant market. The Company believes the brand name recognition by consumers and managed dental care payors generated by its advertising programs has contributed to its growth.

         The Company complements its advertising and marketing programs in Dallas-Fort Worth with a regional call center for the Dental Offices located in that market. The Company's advertising and marketing support activities also include the offering of convenient office hours, selecting favorable locations for its Dental Offices, offering same-day emergency care and introducing or expanding additional, higher-margin specialty services at the Dental Offices. The Company has been able to leverage its existing advertising program to generate revenue as it expands within its markets.

PAYOR MIX

         Third-party payment arrangements from which the Company derives revenue directly or through the P.C.s include indemnity insurance, preferred provider plans and capitated managed dental care plans. Under indemnity insurance plans, the patient or the patient's employer pays insurance premiums and the insurance company reimburses the dentist for all or a portion of the dentist's usual and customary fee, with the patient paying the portion not covered by insurance. Under preferred provider plans, dentists agree to provide dental services to plan members on a discounted fee-for-service basis. Capitated managed dental care plans typically pay dental group practices that agree to provide services to plan members a fixed monthly amount for each plan member covered for a specified schedule of services regardless of the quantity or cost of services to the participating dental group practice obligated to provide them. This arrangement shifts the risk of utilization to the dental group practice that provides the dental services. Because the Company assumes responsibility under the Management Agreements for all aspects of the operation of the dental practices (other than the practice of dentistry) and thus bears all costs of the P.C.s associated with the provision of dental services at the Dental Offices (other than compensation and benefits of dentists and hygienists), the risk of over-utilization of dental services at the Dental Offices under capitated managed dental care plans is effectively shifted to the Company. In addition, members of capitated managed dental care plans pay the P.C.s or the Company, as applicable, additional amounts as co-payments for more complex procedures. The relative size of capitation payments and co-payments varies in accordance with the level of benefits provided and plan design.

         The Company seeks to optimize the revenue mix at the Dental Offices between revenue from fee-for-service business and revenue from capitated managed dental care plans. The Company focuses on fee-for-service business, which includes fees paid by indemnity insurers, fees from preferred provider plans and direct patient billings. The Company seeks to increase fee-for-service business by expanding its operations within existing markets, entering new markets and advertising.

         The Company seeks to supplement fee-for-service business with revenue derived from contracts with capitated managed dental care plans. Capitated managed dental care relationships with the Company and the P.C.s increase dentist productivity and facility utilization. These relationships also provide increased co-payment revenue, referrals of additional fee-for-service patients and opportunities for dentists practicing at the Dental Offices to educate patients about the benefits of elective dental procedures that may not be covered by the patients' capitated managed dental care plans.

         The following table sets forth information regarding the sources of revenue of the dental groups practicing at the Company's Dental Offices for the years ended December 31, 1995, 1996 and 1997:

                                              YEAR ENDED DECEMBER 31,
                                1995                   1996                   1997
                         --------------------   -------------------    --------------------
                                     PERCENT               PERCENT                 PERCENT
REVENUE SOURCE           REVENUE     OF TOTAL   REVENUE    OF TOTAL     REVENUE    OF TOTAL
                         ------------------------------------------------------------------
                                             (DOLLARS IN THOUSANDS)
Fee-for-Service (1)      $ 9,051      68.5%      $21,863     60.8%     $42,506        62.0%

Managed Dental Care:

   Capitation              1,642      12.4%        8,142     22.6%      15,728        22.9%

   Co-payment              2,530      19.1%        5,975     16.6%      10,385        15.1%
                         -------      -----      -------    -----      -------       -----
          Total          $13,223      100.0%     $35,980    100.0%     $68,619       100.0%
                         =======      =====      =======    =====      =======       =====

(1) Constitutes Revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third party payor.

OPERATIONS

         The Company has achieved operational efficiencies based on the best practices identified in its affiliated dental groups. The Company adapts and implements these practices throughout its provider networks, when appropriate, to (i) reduce purchasing and administrative expenses, (ii) improve operational efficiencies in such areas as scheduling, billing and personnel management and
(iii) introduce and standardize patient record keeping, treatment protocols and technique utilization. The Company establishes and maintains geographically dense networks of dentists in each of its markets. The Company believes that these provider networks offer preferred provider and capitated managed dental care plans the ability to enter the markets served by the networks more quickly and comprehensively and to service their plan members more efficiently than contracting through solo or smaller group practices. The Company believes these networks provide it with advantages in establishing and maintaining relationships with capitated managed dental care plans and other third-party payors, including greater leverage than that of solo or smaller group practices when negotiating provider agreements.

         Recruiting

         Establishing geographically dense networks of providers by effective recruiting of qualified dentists is an important element of the Company's business strategy. In the Company's experience, many dentists in the early stages of their careers have incurred substantial student loans. As a result they face significant financial constraints to starting their own practices or buying into existing practices, especially in view of the capital-intensive nature of modern dentistry. The Company believes that practice in its network of Dental Offices offers both recently graduated dentists and more experienced dentists without their own practices advantages over a solo or smaller group practice, including relief from the burden of administrative and management responsibilities and the resulting ability to focus almost exclusively on practicing dentistry. Advantages to dentists may also include, depending upon the market involved, compensation which rewards productivity, employee benefits such as health insurance, paid vacation, continuing education, payment of professional membership fees and malpractice insurance, and, for affiliated specialists, the prospect of a steadier stream of referrals than a specialist practicing independently. In markets in which it is difficult to recruit and retain dentists, such as certain rural areas, the Company may seek to establish partnerships in which these dentists retain a portion of the equity interest in the practice.

         The Company believes that hygienists, dental assistants and office staff are critical to attracting and retaining patients. Accordingly, the Company actively recruits such staff by offering salaries and benefits which it believes are generally superior to those offered by many solo or smaller group practices.

         Call Centers; Scheduling

         The Company maintains a regional call center in Dallas-Fort Worth. The call center staff fields calls generated by advertising, schedules patient visits, answers patient questions and initiates contact with patients for follow-up of ongoing treatment programs. The Company has implemented or is currently implementing similar call centers that will serve each of its other markets.

         The Company utilizes a centralized management information system in the call centers to schedule patient appointments. The Dental Offices generally offer extended office hours and Saturday appointments. The Company sends patients to the Dental Office that is most convenient for the patient in terms of timing and location. The Company's centralized scheduling systems provide the Company with better control over patient scheduling, resulting in increased productivity, as well as the ability to analyze and control the revenue mix at the Dental Offices by balancing fee-for-service and capitated managed dental care patients. This also enables the staff at each Dental Office to focus on patient care and customer service by eliminating a significant number of incoming calls.

         Purchasing

         The integration of the Dental Offices enables the Company to take advantage of economies of scale that are generally not available to solo or smaller group practices. The Company is able to purchase dental supplies, laboratory services, insurance, office furniture, equipment, information systems and advertising at reduced costs. The Company also can contract for employee benefits at a lower cost than solo or smaller group practices typically can obtain for themselves and their employees.

         Management Information Systems

         The Company has licensed for use at its Dental Offices a management information system for dental practice management. Substantially all of the Dental Offices are currently utilizing this information system. The Company uses the information system to track data related to each Dental Office's operations and financial performance. The information system can provide each of the Dental Offices with data such as patient and practitioner scheduling information, insurance coverage information, clinical record-keeping and revenue and collection data (including credit history). Within each market, the Company uses the information system to manage billing and collections, including electronic insurance claims processing. In addition, the Company uses the information system to provide information for case management and outcome related research.

         Quality Assurance

         The Company requires the dentists and hygienists at each of its Dental Offices to develop and implement clinical management procedures and treatment protocols, as well as uniform business and administrative standards under which dental services are provided. These procedures, protocols and standards vary from region to region and are determined by the Dental Directors in each region in consultation with and under the guidance of a committee of the Regional Dental Directors. The protocols include treatment planning, diagnostic screening, radiographic records, record keeping, specialty referrals and dental hygiene protocols. State licensing authorities require dentists to undergo annual training. The dentists and hygienists practicing at the Dental Offices can obtain some of the required continuing education training through the Company's internal training programs in each regional market, certain of which have been accredited by the Academy of General Dentistry.

AFFILIATION STRUCTURE

         Relationship with P.C.s

         In states in which the ownership of dental practices by non-dentists is prohibited, the Company derives all of its revenue from its Management Agreements with the P.C.s. Under each of the Management Agreements, the Company receives a management fee equal to the Company's costs plus the lower of (i) 30% of the P.C.'s net revenues or (ii) the P.C.'s net pre-tax income. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of services to the P.C.s under the Management Agreements, such that substantially all costs associated with the provision of dental services at the Dental Offices are borne by the Company, other than the compensation and benefits of the dentists and hygienists who are employed by or are independent contractors of the P.C.s. Under the Management Agreements, the Company provides the P.C.s with, among other things, the facilities, administrative personnel and supplies, as well as numerous services, including administrative, accounting, cash management, financial statements and reports, budgeting including capital expenditures, recruiting, insurance, litigation management, negotiation of managed dental care contracts (which are entered into by the Company and the P.C.s (except in Wisconsin)), management information systems, billing and collection services. Each Management Agreement is for a term of 40 years, with automatic renewal thereafter. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes an uncured breach of the agreement by the Company, or upon the P.C.'s bankruptcy or voluntary dissolution and may be terminated by the Company as of any anniversary date of the Management Agreement upon 90 days' prior written notice. In addition to the Management Agreements, the Company has a contractual right to designate or approve the licensed dentists who own each P.C.'s capital stock. In states in which non-dentists are permitted to own dental practices, such as Wisconsin, there is no need for this structure and the dentists are employed directly by or are independent contractors of the Company.

         Employment Agreements

         All dentists practicing at the Dental Offices have entered into employment agreements, or independent contractor agreements through their professional corporations, with the P.C.s or, in the case of dentists practicing in dental offices located in states (currently Wisconsin) in which the ownership of dental practices by the Company is permitted, the Company. Such agreements typically contain a non-competition agreement for up to three years following their termination within a specified geographic area, usually a specified number of miles from the relevant Dental Office. The employment agreements with dentists who have sold their practices to the Company generally are for a specified initial term of up to five years. Under each agreement, the dentist assigns billing and collection rights to the P.C., in the case of states in which non-dentists are permitted to own dental practices, or to the P.C. in other states, with the P.C. in turn assigning such rights to the Company under the terms of the applicable Management Agreement. In return, the dentist receives either a fixed salary or collections-based compensation, which may have a minimum guarantee, and a package of benefits which varies from region to region. The dentists' compensation and benefits are paid by the entity, either the Company or the relevant P.C., with whom the dentist has entered into an employment agreement. At December 31, 1997, 78.9% of the dentists practicing at the Dental Offices received collections-based compensation while 21.1% received a fixed salary.

COMPETITION

         The dental services industry is highly fragmented, consisting primarily of solo and smaller group practices. The dental practice management segment of this industry, currently in its formative stage, is highly competitive and is expected to become more competitive. In this regard, the Company expects that the provision of multi-specialty dental services at convenient locations will become increasingly more common. The Company is aware of several dental practice management companies that are currently operating in its existing markets. Companies with dental practice management businesses similar to that of the Company, which currently operate in other parts of the country, may begin targeting the Company's existing markets for expansion. Such competitors may be better capitalized or otherwise enjoy competitive advantages which may make it difficult for the Company to compete against them or to acquire additional Dental Offices on terms acceptable to the Company. As the Company seeks to expand its operations into new markets, it is likely to face competition from dental practice management companies which already have established a strong business presence in such locations.

         The business of providing general dental, orthodontic and other specialty dental services is highly competitive in the markets in which the Company operates. The Company believes it competes with other providers of dental and specialty services on the basis of factors such as brand name recognition, convenience, cost and the quality and range of services provided. Competition may include practitioners who have more established practices and reputations. The Company's affiliated dental practices also compete in the retention and recruitment of general dentists, specialists and clinical staff. If the availability of dentists begins to decline in the Company's markets, it may become more difficult to attract qualified dentists to staff the Dental Offices sufficiently or to expand them. The Dental Offices may not be able to compete effectively against other existing practices or against new single or multi-specialty dental practices that enter its markets, or to compete against such other practices in the recruitment of qualified dentists.

GOVERNMENT REGULATION

         The practice of dentistry is regulated at both the state and federal levels. There can be no assurance that the regulatory environment in which the Company or P.C.s operate will not change significantly in the future. The laws and regulations of all states in which the Company operates impact the Company's operations but do not currently materially restrict the Company's operations in those states. In addition, state and federal laws regulate health maintenance organizations and other managed care organizations for which dentists may be providers. In general, regulation of health care-related companies is increasing. In connection with its operations in existing markets and expansion into new markets, the Company may become subject to additional laws, regulations and interpretations or enforcement actions. The ability of the Company to operate profitably will depend in part upon the ability of the Company and the P.C.s to operate in compliance with applicable health care regulations.

         State Regulation

         The laws of many states, including Arkansas, Colorado, Indiana and Texas but excluding Wisconsin, permit a dentist to conduct a dental practice only as an individual, a member of a partnership or an employee of a professional corporation, limited liability company or limited liability partnership. These laws typically prohibit, either by specific provision or as a matter of general policy, non-dental entities, such as the Company, from practicing dentistry, from employing dentists and, in certain circumstances, hygienists or dental assistants, or from otherwise exercising control over the provision of dental services. Because under the Management Agreements the Company bears all costs associated with the provision of dental services by the P.C.s at the Dental Offices other than compensation and benefits of dentists and hygienists and determines annual budgets for the P.C.s, the Company is effectively able to manage the profitability of the Dental Offices. Under the Management Agreements, however, the P.C.s control all clinical aspects of the practice of dentistry and the provision of dental services at the Dental Offices, including the exercise of independent professional judgment regarding the diagnosis or treatment of any dental disease, disorder or physical condition. Under the Management Agreements, persons to whom dental services are provided at the Dental Offices are patients of the P.C.s and not of the Company and the Company does not have or exercise any control or direction over the manner or methods in which dental services are performed nor does the Company interfere in any way with the exercise of professional judgment by the dentists who are employees or independent contractors of the P.C.s.

         Many states in which the Company's Dental Offices presently are located have fraud and abuse laws which are similar to the federal fraud and abuse law described below, and which in many cases apply to referrals for items or services reimbursable by any insurer, not just by Medicare and Medicaid. A number of states, including all of the states in which Dental Offices are currently located, also impose significant penalties for submitting false claims for dental services. Many states, including all of the states in which the Dental Offices are currently located, either prohibit or require disclosure of self-referral arrangements and impose penalties for the violation of these laws. Many states also prohibit dentists from splitting fees with non-dentists.

         Many states, including Indiana and Texas, but excluding Wisconsin, limit the ability of a person other than a licensed dentist to own or control equipment or offices used in a dental practice. Some of these states allow leasing of equipment and office space to a dental practice, under a bona fide lease, if the equipment and office remain under the control of the dentist. Some states (none in which the Company currently operates) prohibit the advertising of dental services under a trade or corporate name. Some states, including Arkansas, require all advertisements to be in the name of the dentist. A number of states also regulate the content of advertisements of dental services and the use of promotional gift items. In addition, many states impose limits on the tasks that may be delegated by dentists to hygienists and dental assistants. Some states (none in which the Company currently operates) require entities designated as "clinics" to be licensed, and may define clinics to include dental practices that are owned or controlled in whole or in part by non-dentists. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion.

         In addition, there are certain regulatory risks associated with the Company's role in negotiating and administering managed care contracts. The application of state insurance laws to third-party payor arrangements, other than fee-for-service arrangements, is an unsettled area of law with little guidance available. As the Company or the P.C.s contract with third-party payors, on a capitation or other basis under which the Company or the relevant P.C. assumes financial risk, the Company or the P.C.s may become subject to state insurance laws. Specifically, in some states, regulators may determine that the Company or the P.C.s are engaged in the business of insurance, particularly if they contract on a financial-risk basis directly with self-insured employers or other entities that are not licensed to engage in the business of insurance. To the extent that the Company or the P.C.s are determined to be engaged in the business of insurance, the Company may be required to change the method of payment from third-party payors and the Company's revenue may be materially and adversely affected.

         Federal Regulation

         Many of the federal laws regulating the provision of dental care apply only to dental services which are reimbursed under the Medicare or Medicaid programs. Because very little dental care is currently provided by Medicare and Medicaid, the Company derives very little revenue from these programs. Therefore, the current impact of these laws is negligible. However, there can be no assurance that the reach of these laws will not be expanded in the future to cover services reimbursable by any payor. If these laws were to be expanded in such a manner, they could have a material adverse effect upon the Company.

         The federal fraud and abuse statute prohibits, subject to certain safe harbors, the payment, offer, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person for service,
(ii) the furnishing or arranging for the furnishing of items or services or
(iii) the purchase, lease or order or the arrangement or recommendation of a purchase, lease or order of any item or service which is, in each case, reimbursable under Medicare or Medicaid. The statute reflects the federal government's policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse related to Medicare and Medicaid costs. Because dental services are covered under various government programs, including Medicare and Medicaid, this federal law applies to dentists and the provision of dental services.

         Significant prohibitions against dentist self-referrals for services covered by Medicare and Medicaid programs were enacted, subject to certain exceptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as Stark II, amended prior physician and dentist self-referral legislation known as Stark I (which applied only to clinical laboratory referrals) by dramatically enlarging the list of services and investment interests to which the self-referral prohibitions apply. Effective January 1, 1995, Stark II prohibits a physician or dentist, or a member of his or her immediate family, from making referrals for certain "designated health services" to entities in which the physician or dentist has an ownership or investment interest, or with which the physician or dentist has a compensation arrangement. "Designated health services" include, among other things, clinical laboratory services, radiology and other diagnostic services, radiation therapy services, durable medical equipment, prosthetics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. Stark II prohibitions include referrals within the physician's or dentist's own group practice (unless such practice satisfies the "group practice" exception) and referrals in connection with the physician's or dentist's employment arrangements with the P.C. (unless the arrangement satisfies the employment exception). Stark II also prohibits billing the Medicare or Medicaid programs for services rendered following prohibited referrals. Noncompliance with, or violation of, Stark II can result in exclusion from the Medicare and Medicaid programs and civil and criminal penalties. The Company believes that its operations as presently conducted do not pose a material risk under Stark II, primarily because the Company does not provide "designated health services." Even if the Company were deemed to provide "designated health services," the Company believes its activities would be protected under the employment and group practice exceptions to Stark II. Nevertheless, there can be no assurance that Stark II will not be interpreted or hereafter amended in a manner that has a material adverse effect on the Company's operations as presently conducted.

         Proposed federal regulations also govern physician incentive plans associated with certain managed care organizations that offer risk-based Medicare or Medicaid contracts. These regulations define physician incentive plans to include any compensation arrangement (such as capitation arrangements, bonuses and withholds) that may directly or indirectly have the effect of reducing or limiting services furnished to patients covered by the Medicare or Medicaid programs. Direct monetary compensation which is paid by a managed care plan, dental group or intermediary to a dentist for services rendered to individuals covered by the Medicare or Medicaid programs is subject to these regulations, if the compensation arrangement places the dentist at substantial financial risk. When applicable, the regulations generally require disclosure to the federal government or, upon request, to a Medicare beneficiary or Medicaid recipient regarding such financial incentives, and require the dentist to obtain stop-loss insurance to limit the dentist's exposure to such financial risk. The regulations specifically prohibit physician incentive plans which involve payments made to directly induce the limitation or reduction of medically necessary covered services. A recently enacted federal law specifically exempts managed care arrangements from the application of the federal anti-kickback statute (the principal federal health care fraud and abuse law), but there is a risk this exemption may be repealed. It is unclear how the Company will be affected in the future by the interplay of these laws and regulations.

         The Company may be subject to Medicare rules governing billing agents. These rules prohibit a billing agent from receiving a fee based on a percentage of Medicare collections and may require Medicare payments for the services of dentists to be made directly to the dentist providing the services or to a lock box account opened in the name of the applicable P.C.

         Federal regulations also allow state licensing boards to revoke or restrict a dentist's license in the event such dentist defaults in the payment of a government-guaranteed student loan, and further allow the Medicare program to offset such overdue loan payments against Medicare income due to the defaulting dentist's employer. The Company cannot assure compliance by dentists with the payment terms of their student loans, if any.

         Revenues of the P.C.s or the Company from all insurers, including governmental insurers, are subject to significant regulation. Some payors limit the extent to which dentists may assign their revenues from services rendered to beneficiaries. Under these "reassignment" rules, the Company may not be able to require dentists to assign their third-party payor revenues unless certain conditions are met such as acceptance by dentists of assignment of the payor receivables from patients, reassignment to the Company of the sole right to collect the receivables, and written documentation of the assignment. In addition, governmental payment programs such as Medicare and Medicaid limit reimbursement for services provided by dental assistants and other ancillary personnel to those services which were provided "incident to" a dentist's services. Under these "incident to" rules, the Company may not be able to receive reimbursement for services provided by certain members of the Company's Dental Office staff unless certain conditions are met such as requirements that services must be of a type commonly furnished in a dentist's office and must be rendered under the dentist's direct supervision and that clinical Dental Office staff must be employed by the dentist or the P.C. The Company does not currently derive a significant portion of its Revenue under such programs.

         The operations of the Dental Offices are also subject to compliance with regulations promulgated by the Occupational Safety and Health Administration ("OSHA"), relating to such matters as heat sterilization of dental instruments and the usage of barrier techniques such as masks, goggles and gloves. The Company incurs expenses on an ongoing basis relating to OSHA monitoring and compliance.

         Although the Company believes its operations as currently conducted are in material compliance with existing applicable laws, there can be no assurance that the Company's contractual arrangements will not be successfully challenged as violating applicable fraud and abuse, self-referral, false claims, fee-splitting, insurance, facility licensure or certificate-of-need laws or that the enforceability of such arrangements will not be limited as a result of such laws. In addition, there can be no assurance that the business structure under which the Company operates, or the advertising strategy the Company employs, will not be deemed to constitute the unlicensed practice of dentistry or the operation of an unlicensed clinic or health care facility. The Company has not sought judicial or regulatory interpretations with respect to the manner in which it conducts its business. There can be no assurance that a review of the business of the Company and the P.C.s by courts or regulatory authorities will not result in a determination that could materially and adversely affect their operations or that the regulatory environment will not change so as to restrict the Company's existing or future operations. In the event that any legislative measures, regulatory provisions or rulings or judicial decisions restrict or prohibit the Company from carrying on its business or from expanding its operations to certain jurisdictions, structural and organizational modifications of the Company's organization and arrangements may be required, which could have a material adverse effect on the Company, or the Company may be required to cease operations.

INSURANCE

         The Company maintains professional malpractice and general liability insurance for itself and maintains professional liability insurance covering dentists, hygienists and dental assistants at the Dental Offices. The Company generally is a named insured under such policies and is named as an additional insured on each individual dentist's policy. The Company maintains general liability and umbrella coverage, including malpractice coverage, of up to $5 million per occurrence and $5 million in the aggregate. Certain types of risks and liabilities are not covered by insurance, however, and there can be no assurance that coverage will continue to be available upon terms satisfactory to the Company or that the coverage will be adequate to cover losses. Malpractice insurance, moreover, can be expensive and varies from state to state. Successful malpractice claims asserted against the dentists, the P.C.s or the Company may have a material adverse effect on the Company's business, financial condition and operating results. While the Company believes its insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that the coverage maintained by the Company will be sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

EMPLOYEES

         As of December 31, 1997, the Company had approximately 1,157 employees, including 36 dentists and 53 hygienists located at Midwest but excluding the 171 dentists and 74 hygienists employed by or contracting with the P.C.s. The Company is not party to any collective bargaining agreement with a labor union and considers its relations with its employees to be satisfactory.



ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located at 4201 Spring Valley Road, Dallas, Texas, in approximately 8,500 square feet occupied under a lease which expires on December 31, 1999.

         The Company also leases real estate at the location of each Dental Office. Typically, each acquired Dental Office is located at the site used by the respective selling dentist prior to the Company's acquisition. For the year ended December 31, 1997, the Company had lease costs of approximately $3.1 million.



ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Company is subject to litigation incidental to its business. The Company is not presently a party to any material litigation. The dentists employed by the P.C.s or the Company are from time to time subject to malpractice claims. Such claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Common Stock of the Company has been traded on the Nasdaq National Market since the Company's initial public offering on July 18, 1997 and trades under the symbol "MDDS". The following table sets forth the high and low sale prices for the Common Stock during the periods indicated.

                PERIOD                           HIGH ($)     LOW ($)
--------------------------------------------     --------    --------
1997
     Third Quarter (from July 18)...........     23.8750     14.9375
     Fourth Quarter.........................     21.7500     11.2500


HOLDERS

         As of March 17, 1998, the closing price of the Common Stock was $16.75. The number of record holders of the Company's Common Stock as of March 17, 1998 was 61. The Company believes the number of beneficial owners of the Company's Common Stock at that date was substantially greater.

DIVIDENDS

         The Company has not declared or paid any cash dividends on its Common Stock since it became a C corporation in February 1996. The Company currently intends to retain its earnings for future growth and, therefore, does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results and current and anticipated cash needs. In addition, under the terms of the Company's senior credit facility, the payment of cash dividends is currently prohibited without the consent of the lender.


CHANGES IN SECURITIES AND USE OF PROCEEDS

         In October 1997, pursuant to an Asset Purchase Agreement, the Company issued 454 shares of Common Stock to Ronald S. Stewart, D.D.S. in partial consideration for the sale of certain assets and assumption of certain liabilities of Ronald S. Stewart, D.D.S. in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

         In November 1997, pursuant to an Asset Purchase Agreement, the Company issued 28,320 shares of Common Stock to Richard J. Handelman, D.D.S. in partial consideration for the sale of certain assets and assumption of certain liabilities of Three Peaks Dental Management in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

         In November 1997, pursuant to an Asset Purchase Agreement, the Company issued 179,736 shares of Common Stock to VP Interests, L.P. in partial consideration for the sale of certain assets and assumption of certain liabilities of Press Family Dental in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

         In December 1997, pursuant to an Asset Purchase Agreement, the Company issued 8,785 shares of Common Stock to Paul J. O'Malley, D.D.S. in partial consideration for the sale of an 80% interest in certain assets and assumption of certain liabilities of Dental America in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

         The Company commenced its initial public offering of 3,162,500 shares of Common Stock on July 18, 1997. The gross proceeds generated were $41.1 million and the expenses incurred were as follows: (i) $2.9 million for underwriters discount and fees (ii) $1.1 million in other expenses, including legal, accounting and printing fees. The Company used the net proceeds of $37.2 million as follows: (i) approximately $24.8 million was used to repay the Company's outstanding indebtedness under its prior credit facility, including accrued and unpaid interest; (ii) $8.0 million was used to redeem all of the outstanding Redeemable Preferred Stock; and (iii) approximately $3.2 million was used for the acquisitions of Dental Centers of Indiana, Inc. and three solo practices (two in Dallas, Texas and one in Fayetteville, Arkansas). The net proceeds remaining were used for de novo office development in the Company's local markets.


ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth in "Selected Consolidated Financial Information" on pages 9 through 10 of the Annual Report to Stockholders for the fiscal year ended December 31, 1997 is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 20 of the Annual Report to Stockholders for the fiscal year ended December 31, 1997 is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company set forth on pages 21 through 32 of the Annual Report to Stockholders for the fiscal year ended December 31, 1997 is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information appearing under the captions "Information Regarding Directors" and "Executive Officers" in the registrant's definitive proxy statement dated April 9, 1998 relating to the Annual Meeting of Stockholders to be held on May 14, 1998 is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         The information appearing under the caption "Executive Compensation" in the registrant's definitive proxy statement dated April 9, 1998 relating to the Annual Meeting of Stockholders to be held on May 14, 1998 is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing under the caption "Principal and Management Stockholders" in the registrant's definitive proxy statement dated April 9, 1998 relating to the Annual Meeting of Stockholders to be held on May 14, 1998 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing under the caption "Certain Transactions" in the registrant's definitive proxy statement dated April 9, 1998 relating to the Annual Meeting of Stockholders to be held on May 14, 1998 is incorporated herein by reference.





                                     III-1

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS FILED ON
           FORM 8-K

           (a)  Documents Filed as Part of this Annual Report on Form 10-K:

                1. Financial Statements: The following Consolidated Financial Statements of Monarch Dental Corporation and Report of Arthur Andersen LLP, Independent Public Accountants, are incorporated by reference to pages 21 through 32 of the Registrant's 1997 Annual Report to Stockholders:

                    Report of Arthur Andersen LLP, Independent Public
                    Accountants

                    Consolidated Balance Sheets at December 31, 1997 and 1996

                    Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

                    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

                    Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

                    Notes to Consolidated Financial Statements

                 2. Financial Statement Schedules: The following financial
                    statement schedule for Monarch Dental Corporation is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Monarch Dental Corporation:

                         Schedule II - Valuation and Qualifying Accounts

                    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                 3. Exhibits:

                    The Exhibits listed on the accompanying Exhibit Index immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Annual Report.

            (b)     Reports on Form 8-K.

                    The Company filed a Form 8-K, dated November 27, 1997, reporting the acquisition of Press Family Dental Health Centers which was amended to add Financial Statements and pro forma financial information by Form 8-K/A (Amendment No.
                    1), dated January 26, 1998.

            (c)     Exhibits

                    The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index pages of this Annual Report.


            (d)     Financial Statement Schedules

                    The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in item 14
                    (a) 2 as set forth above.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    MONARCH DENTAL CORPORATION


Date:  March 31, 1998                               By: /s/ GARY W. CAGE
                                                       ------------------
                                                       Gary W. Cage
                                                       Chief Executive Officer


Date:  March 31, 1998                               By: /s/  STEVEN G. PETERSON
                                                       ------------------------
                                                       Steven G. Peterson
                                                       Chief Financial Officer


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Warren F. Melamed and Gary W. Cage, joint and severally, his or her attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

          Signature                            Title                           Date
          ---------                            -----                           ----
 /s/  WARREN F. MELAMED, D.D.S.     Chairman of the Board,                 March 31, 1998
-------------------------------     President, Chief Dental Officer
Warren F. Melamed, D.D.S.           and Director

 /s/  GARY W. CAGE                  Chief Executive Officer                March 31, 1998
-------------------------------     and Director
Gary W. Cage

 /s/  STEVEN G. PETERSON            Chief Financial Officer                March 31, 1998
-------------------------------     (principal financial officer
Steven G. Peterson                  and principal accounting officer)

 /s/  GLENN E. HEMMERLE             Director                               March 31, 1998
--------------------------------
Glenn E. Hemmerle

 /s/  ROGER B. KAFKER               Director                               March 31, 1998
--------------------------------
Roger B. Kafker

 /s/  JOHN E. MAUPIN, JR., D.D.S.   Director                               March 31, 1998
--------------------------------
John E. Maupin, Jr., D.D.S

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Monarch Dental Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Monarch Dental Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated February 13, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statement schedules is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                   ARTHUR ANDERSEN LLP

Dallas, Texas,
  February 13, 1998

                                   SCHEDULE II

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                                                                ADDITIONS    ADDITIONS
                                                   BALANCE AT   CHARGED TO     FROM                     BALANCE
                                                    BEGINNING   COSTS AND    ACQUIRED                    AT END
CLASSIFICATION                                      OF PERIOD    EXPENSES    COMPANIES   DEDUCTIONS    OF PERIOD
--------------                                     ----------   ----------   ---------   ----------    ---------
December 31, 1997:
     Allowance for Doubtful Accounts                  $ 1,676     $ 1,546     $ 1,547     $(1,904)(b)     $ 2,865
     Accumulated Amortization of Intangible
          Assets
                                                          573       1,127          --         (23)          1,677
                                                      -------     -------     -------     -------         -------
                 Total Reserves and Allowances        $ 2,249     $ 2,673     $ 1,547     $(1,927)        $ 4,542
                                                      =======     =======     =======     =======         =======

December 31, 1996:
     Allowance for Doubtful Accounts                  $   385     $ 1,324     $   851     $  (884)(b)     $ 1,676

     Accumulated Amortization of Intangible
          Assets
                                                           --         573          --          --             573
                                                      -------     -------     -------     -------         -------
                 Total Reserves and Allowances        $   385     $ 1,897     $   851     $  (884)        $ 2,249
                                                      =======     =======     =======     =======         =======

December 31, 1995:
     Allowance for Doubtful Accounts                  $   212     $   409     $    --      $ (236)(b)     $   385


     Accumulated Amortization of Intangible
          Assets                                           --          --          --          --              --
                                                      -------     -------     -------     -------         -------
                 Total Reserves and Allowances        $   212     $   409     $    --     $  (236)        $   385
                                                      =======     =======     =======     =======         =======


(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

(b) Write-off of uncollectible receivables net of recoveries of bad debt write-offs.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              EXHIBIT
-------                             --------
2.1         Stock Redemption Agreement dated as of February 5, 1996 by and between the Registrant and Warren F. Melamed, D.D.S. (excluding schedules, which the Registrant agrees to furnish supplementally to the Commission upon request) (1)

2.2 Stock Purchase Agreement dated as of February 5, 1996 by and among the Registrant and the investors named therein (excluding schedules, which the Registrant agrees to furnish supplementally to the Commission upon request) (1)

2.3 Asset Contribution Agreement dated as of January 31, 1996 by and among the Registrant, Shears Vanguard Ltd., Shears Vanguard Inc.,
            MDC Dental, Inc., Shears Vanguard SMI Inc., Shears Vanguard General,
            Inc. and Charles G. Shears, D.D.S. (excluding schedules, which the
            Registrant agrees to furnish supplementally to the Commission upon request) (1)

2.4 Asset Contribution Agreement dated as of February 5, 1996 by and among the Registrant, Warren F. Melamed, D.D.S. and Roy D. Smith,
            III, D.D.S. (excluding schedules, which the Registrant agrees to furnish supplementally to the Commission upon request) (1)

2.5 Stock Purchase Agreement dated as of August 29, 1996 by and between the Registrant and David L. Hehli, D.D.S. (excluding exhibit, which the Registrant agrees to furnish supplementally to the Commission upon request) (1)

2.6 Agreement and Plan of Merger dated as of June 19, 1997 by and among the Registrant, Dental Centers of Indiana (Monarch), Inc., Dental
            Centers of Indiana, Inc., James W. Willis, Mark R. Johnson and
            Thurman H. Brown, II (excluding exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (3)

2.7         First Amendment to Agreement and Plan of Merger dated as of July 25,
            1997 by and among Monarch Dental Corporation, Dental Centers of
            Indiana (Monarch), Inc., Dental Centers of Indiana, Inc. and James
            W. Willis, Mark R. Johnson, and Thurman H. Brown, II (4)

2.8         Asset Purchase Agreement dated as of November 12, 1997 by and among
            Monarch Dental (Press) Associates, L.P., Victor Press, B.D.S., P.C.,
            VP Investments, Inc., Victor Press, Roger Obregon, Edgardo A.
            Gonzalez, Jeffrey J. Jacobs, Campbell R. Janse, Nick M. Higgins,
            Frank B. Lewis and Bruce M. Kral (excluding exhibits, which the
            Registrant agrees to furnish supplementally to the Commission upon request) (5)

*3.1        Restated Certificate of Incorporation

*3.2        Second Amended and Restated By-Laws

4.1 Specimen certificate for Shares of Common Stock, $.01 par value, of the Registrant (2)

10.1 Monarch Dental Corporation 1996 Stock Option and Incentive Plan, as amended (2)

10.2        Monarch Dental Corporation 1997 Employee Stock Purchase Plan (1)

10.3        Monarch Dental Corporation 1996 Equity Acquisition Option Plan (2)

EXHIBIT
NUMBER                                    EXHIBIT
-------                                   -------
10.4        Amended and Restated Stockholders' Agreement dated as of August 29,
            1996 by and among the Registrant, the TA Investors (as defined), the
            MacGregor Investors (as defined), the Monarch Investors (as defined)
            and the Hehli Investors (as defined) (2)

10.6        Amended and Restated Non-Competition Agreement dated as of July 1,
            1997 by and between the Registrant and Warren F. Melamed, D.D.S. (3)

10.7        Management Agreement by and between Modern Dental Professionals,
            P.C. and Monarch Dental Associates, L.P. (2)

10.8        Management Agreement by and between Modern Dental Professionals,
            P.C. and MacGregor Dental Associates, L.P. (2)

10.9        Management Agreement by and between Modern Dental Professionals -
            Girlinghouse, P.A. and Convenient Dental Care, Inc. (2)

10.10       Management Agreement by and between Modern Dental Professionals -
            Beavers, P.A. and Arkansas Dental Health Associates, Inc. (2)

10.11       Management Agreement by and between Modern Dental Professionals /
            UDC - Girlinghouse, P.A. and United Dental Care, Inc. (2)

10.12       Management Agreement by and between William T. Harris and
            Associates, a Professional Dental Corporation and United Dental
            Care, Inc. (2)

10.13       Management Agreement by and between United Dental Care Tom Harris,
            D.D.S. & Associates and United Dental Care, Inc. (2)

*10.14      Management Agreement by and between Modern Dental Professionals -
            Indiana, P.C. and Dental Centers of Indiana (Monarch), Inc.

*10.15      Management Agreement by and between Modern Dental Professionals -
            Colorado, P.C. and Three Peaks Dental Management, Inc.

10.16 Restricted Stock Agreement dated as of February 6, 1996 by and between the Registrant and Warren F. Melamed, D.D.S. (1)

10.17 Employment Agreement dated as of August 29, 1996 by and among the Registrant, David L. Hehli, D.D.S. and Midwest Dental Management,
            Inc. (1)

10.18 Non-Competition Agreement dated as of August 29, 1996 by and among the Registrant, David L. Hehli, D.D.S., Advance Dental Management,
            Inc. and Midwest Dental Plan, Ltd. (1)

10.19 Primary Care Dentist Agreement effective April 1, 1997 by and between Prudential Dental Maintenance Organization, Inc. and Modern
            Dental Professionals, P.C. and Monarch Dental Associates, L.P.
            (excluding certain portions which have been omitted as indicated based upon a request for confidential treatment, but which have been separately filed with the Commission) (2)

10.20       Dental Service Agreement dated January 1, 1995 by and between
            Compcare Health Services Insurance Corporation and Advance Dental
            Management, Inc. (excluding certain portions which have been omitted as indicated based upon a request for confidential treatment, but which have been separately filed with the Commission) (2)

EXHIBIT
NUMBER                                     EXHIBIT
------                                     -------
10.21       Form of Director Indemnification Agreement (1)

10.22       Sublease Agreement dated as of March 7, 1996 by and between Old
            American Country Mutual Fire Insurance Company and Oral Health
            Concepts Inc. (1)

10.23       Office Lease Agreement dated as of September 6, 1996 by and between
            Government Employees Insurance Company and Monarch Dental
            Associates, L.P. (1)

10.24 Employment Agreement dated as of July 1, 1997 by and among the Registrant, Monarch Dental Associates, L.P. and Warren F. Melamed,
            D.D.S. (3)

10.25 Employment Agreement dated as of July 1, 1997 by and among the Registrant, Monarch Dental Associates, L.P. and Mr. Gary W. Cage (3)

10.26 Non-Competition Agreement dated as of July 1, 1997 by and between the Registrant and Mr. Gary W. Cage (3)

*11.1       Statement re: Computation of per share earnings data

*13.1 Annual Report to Stockholders for the fiscal year ended December 31, 1997 (such report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part hereof)

*21.1       Subsidiaries of the Registrant

*23.1       Consent of Arthur Andersen LLP

*24.1       Powers of Attorney (included on signature page hereto)

*27.1       Financial Data Schedule


*   Filed herewith

(1) Filed as an exhibit to the Registrant's Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-24409) filed with the Securities and Exchange Commission on May 20, 1997 and incorporated herein by reference thereto.

(2) Filed as an exhibit to the Registrant's Pre-Effective Amendment No. 2 to its Registration Statement on Form S-1 (File No. 333-24409) filed with the Securities and Exchange Commission on June 23, 1997 and incorporated herein by reference thereto.

(3) Filed as an exhibit to the Registrant's Pre-Effective Amendment No. 3 to its Registration Statement on Form S-1 (File No. 333-24409) filed with the Securities and Exchange Commission on July 17, 1997 and incorporated herein by reference thereto.

(4) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 1997 and incorporated herein by reference thereto.

(5) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1997 and incorporated herein by reference thereto.