Form 10-Q
period 1998-03-31
MONARCH DENTAL CORP
filed 1998-05-15
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 Yes [X]      No [ ]

Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.


         Class                                    Outstanding as of May 14, 1998
         -----                                    ------------------------------
Common Stock, $.01 par value                                 10,325,730

                           MONARCH DENTAL CORPORATION


                                      INDEX

                                                                                                 Page No.
Part I.                  Financial Information

           Item 1.       Report of Independent Public Accountants                                   3

           Item 2.       Financial Statements                                                       4

           Item 3.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                  8


Part II.                 Other Information

           Item 2.       Changes in Securities and Use of Proceeds                                 13

           Item 6.       Exhibits and Reports Filed on Form 8-K                                    13

Signatures                                                                                         14

Exhibit Index                                                                                      15

                          PART I. FINANCIAL INFORMATION

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTS


We have reviewed the accompanying consolidated balance sheet of Monarch Dental Corporation (a Delaware corporation) as of March 31, 1998 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

                                                          ARTHUR ANDERSEN LLP

Dallas, Texas
  May 11, 1998

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                        March 31, 1998     December 31, 1997
                                                                       ----------------    -----------------
                                                                         (Unaudited)
                                                  ASSETS
Current assets:
   Cash and cash equivalents                                             $  3,887,722        $  2,975,142
   Accounts receivable, net of allowances of approximately
        $3,297,000 and $2,865,000, respectively                             6,523,637           5,855,694
   Other current assets                                                       480,498             255,773
                                                                         ------------        ------------
        Total current assets                                               10,891,857           9,086,609
Property and equipment, net of accumulated depreciation of
        approximately $5,026,500 and $4,381,000, respectively               9,739,520           8,665,758
Intangible assets, net of accumulated amortization of
        approximately $2,093,000 and $1,677,000, respectively              49,824,581          46,261,511
Other assets                                                                  373,743             577,794
                                                                         ------------        ------------
       Total assets                                                      $ 70,829,701        $ 64,591,672
                                                                         ============        ============


                               LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                                      $  2,235,902        $  1,898,118
   Accrued payroll                                                          1,698,965           1,798,487
   Accrued liabilities                                                      1,127,007           1,066,454
   Taxes payable                                                              588,380             297,380
   Payable to affiliated dental group practices                             2,147,958           2,071,564
   Deferred purchase price                                                  2,799,600                --
   Current maturities of notes payable and capital lease obligations          497,947             617,582
                                                                         ------------        ------------
        Total current liabilities                                          11,095,759           7,749,585
Deferred income taxes                                                       2,264,312           2,264,312
Notes payable                                                              11,850,988          10,350,512
Capital lease obligations                                                     836,603             849,425
Other liabilities                                                           1,474,117           1,241,666
                                                                         ------------        ------------
        Total liabilities                                                  27,521,779          22,455,500
Minority interest in combined subsidiaries                                    163,335             170,653
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value, 2,000,000 shares authorized;
        no shares issued or outstanding                                            --                  --
   Common Stock, $.01 par value, 50,000,000 shares authorized;
        10,235,818 and 10,228,473 shares issued and outstanding,
        respectively                                                          102,358             102,285
   Additional paid-in capital                                              47,610,322          47,534,874
   Retained earnings (deficit)                                             (4,568,093)         (5,671,640)
                                                                         ------------        ------------
        Total stockholders' equity                                         43,144,587          41,965,519
                                                                         ------------        ------------
        Total liabilities and stockholders' equity                       $ 70,829,701        $ 64,591,672
                                                                         ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three months ended March 31,
                                                      ----------------------------
                                                         1998             1997
                                                      -----------     ------------
Dental group practices revenue, net                   $24,279,526     $14,475,561
Less - Amounts retained by dental group practices       7,918,818       5,028,465
                                                      -----------     -----------
Net revenue                                            16,360,708       9,447,096
Operating expenses:
     Clinical salaries and benefits                     4,245,357       2,446,786
     Other salaries and benefits                        2,220,291       1,387,354
     Dental supplies                                    1,439,730         911,867
     Laboratory fees                                    1,057,913         590,729
     Occupancy                                          1,329,269         800,355
     Advertising                                          514,956         325,026
     Depreciation and amortization                      1,086,942         565,003
     General and administrative                         2,323,122       1,457,786
                                                      -----------     -----------
                                                       14,217,580       8,484,906
                                                      -----------     -----------
Operating income                                        2,143,128         962,190
Interest expense, net                                     282,641         579,384
Minority interest in combined subsidiaries                 49,940            --
                                                      -----------     -----------
Income before income taxes                              1,810,547         382,806
Income taxes                                              707,000         150,283
                                                      -----------     -----------
Net income                                            $ 1,103,547     $   232,523
                                                      ===========     ===========

Net income per common share                           $      0.11     $      0.07
                                                      ===========     ===========
Net income per common share - assuming dilution       $      0.11     $      0.04
                                                      ===========     ===========
Weighted average number of common shares
     outstanding                                       10,234,723       3,216,602
                                                      ===========     ===========
Weighted average number of common and common
     equivalent shares outstanding                     10,322,400       6,406,789
                                                      ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three months ended
                                                                         March 31,
                                                                 ----------------------------
                                                                     1998             1997
                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $ 1,103,547      $   232,523
   Adjustments to reconcile net income to net cash
      provided by operating activities -
      Depreciation and amortization                                1,086,942          565,003
      Minority interest in combined subsidiaries                      49,940             --
      Changes in assets and liabilities, net of effects from
          acquisitions -
          Accounts receivable, net                                  (596,892)        (376,012)
          Other current assets                                      (224,725)         (24,620)
          Other noncurrent assets                                     14,051           (8,872)
          Accounts payable and accrued expenses                     (156,156)        (143,961)
          Other liabilities                                           37,713          227,954
          Deferred income taxes                                      291,000             --
                                                                 -----------      -----------
             Net cash provided by operating activities             1,605,420          472,015
                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                            (1,514,155)        (383,827)
   Cash paid for dental group practices, including
      related costs, net of cash acquired                           (607,950)      (2,741,189)
                                                                 -----------      -----------
             Net cash used in investing activities                (2,122,105)      (3,125,016)
                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable, net of issuance costs              1,600,000        2,145,000
   Payments on notes payable and capital lease obligations          (186,789)      (1,810,913)
   Distribution to stockholders/partners                             (30,000)            --
   Repurchase of common stock                                           --             (1,811)
   Issuance of common stock                                           46,054        1,707,682
                                                                 -----------      -----------
             Net cash provided by financing                        1,429,265        2,039,958
                                                                 -----------      -----------

NET INCREASE (DECREASE) IN CASH                                      912,580         (613,043)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     2,975,142        1,059,337
                                                                 -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 3,887,722      $   446,294
                                                                 ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for interest                         $   166,269      $   511,638
                                                                 ===========      ===========
  Cash paid for taxes                                            $   416,000      $   150,000
                                                                 ===========      ===========
  Equipment acquired under capital leases                        $      --        $   348,443
                                                                 ===========      ===========
  Debt assumed through acquisitions                              $   363,440      $   659,000
                                                                 ===========      ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1.       DESCRIPTION OF BUSINESS

         Monarch Dental Corporation ("Monarch"), a Delaware corporation, and subsidiaries (collectively, the "Company"), manages dental group practices in selected markets including Dallas-Fort Worth, Houston, San Antonio and Midland-Odessa, Texas; Wisconsin; Arkansas; Indiana; Colorado and Ohio. As of March 31, 1998, the Company managed 110 dental group practices in Texas, Wisconsin, Arkansas, Indiana, Colorado and Ohio.


2.       BASIS OF PRESENTATION

         The financial statements for the three months ended March 31, 1998 and 1997, have been prepared by the Company, without audit, pursuant to Accounting Principles Board (ABP) Opinion No. 28, "Interim Financial Reporting." Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to APB Opinion No. 28; nevertheless, management of the Company believes that the disclosures herein are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three months ended March 31, 1998 and 1997, have been included herein. The results of operations for the three-month periods are not necessarily indicative of the results for the full year.

3.       BUSINESS COMBINATIONS

         Effective February 2, 1998 and March 1, 1998, the Company acquired certain assets and assumed certain liabilities of E. Harrison Cole, D.D.S. in Indianapolis, Indiana and Dental Care One in Dayton, Ohio, respectively, for an aggregate of $3.0 million in cash and 38,037 shares of Common Stock in asset purchase transactions accounted for as purchases.

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

OVERVIEW

         The Company manages dental group practices in selected markets. At March 31, 1998, these markets included Dallas-Fort Worth, Houston, San Antonio and Midland-Odessa, Texas; Wisconsin; Arkansas; Indiana; Colorado and Ohio. The managed dental facilities (each, a "Dental Office" and collectively, the "Dental Offices") provide general dentistry services such as examinations, cleanings, fillings, bonding, placing crowns and fitting and placing fixed or removable prostheses. Many of the Dental Offices also provide specialty dental services such as orthodontics, oral surgery, endodontics, periodontics and pediatric dentistry. The Company focuses on fee-for-service dentistry, supplementing this business with revenue from contracts with capitated managed dental care plans.

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


                                             1994         1995         1996        1997        1998 (1)
                                             ----         ----         ----        ----        --------
    Offices at beginning of period            9            10           12          53            99
                   De novo offices            1            2            2            7             2
                  Acquired offices            -            -            39          39            10
                    Closed offices            -            -            -            -            (1)
                                              -            -            -            -             -
          Offices at end of period            10           12           53          99            110
                                              ==           ==           ==          ==            ===

(1) Through March 31, 1998


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Dental group practices revenue, net. Revenue increased from $14.5 million for the three months ended March 31, 1997 to $24.3 million for the three months ended March 31, 1998, an increase of $9.8 million, or 67.7%. This increase resulted from the acquisitions of United Dental Care Tom Harris D.D.S. and Associates ("United"), Dental Centers of Indiana, Inc. ("DCI"), Dental Diagnostic and Treatment Center ("J.B. Hays"), Three Peaks Dental Health L.P. ("Three Peaks"), Press Family Dental, Dental America and Dental Care One in April 1997, August 1997, October 1997, November 1997, November 1997, December 1997 and March 1998, respectively, which contributed combined Revenue of $6.9 million for the three months ended March 31, 1998. Dental offices in the Dallas-Fort Worth, Houston, Wisconsin and Arkansas markets (the "existing markets") contributed an additional $2.9 million of the increase in Revenue in the three months ended March 31, 1998 resulting from the opening of eight de novo Dental Offices, the physical expansion of eight existing Dental Offices and the acquisition of six solo practices.

         Fee-for-service Revenue (i.e., Revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased from $9.1 million for the three months ended March 31, 1997 to $15.2 million for the three months ended March 31, 1998, an increase of $6.1 million, or 67.7%. This increase resulted from the acquisitions of United, DCI, J.B. Hays, Three Peaks, Press Family Dental, Dental America and Dental Care One which contributed combined fee-for-service Revenue of $5.2 million for the three months ended March 31, 1998. In existing markets, fee-for-service Revenue increased from $9.1 million for the three months ended March 31, 1997 to $9.9 million for the three months ended March 31, 1998, representing an increase of $845,000, or 9.3%. The increase in existing markets resulted from the opening of eight de novo Dental Offices, the physical expansion of eight existing Dental Offices and the acquisition of six solo practices. Managed dental care Revenue (i.e., Revenue from capitated managed dental care plans, including capitation payments and patient co-payments) increased from $5.4 million for the three months ended March 31, 1997 to $9.1 million for the three months ended March 31, 1998, an increase of $3.7 million, or 68.8%. This increase resulted in part from the acquisitions of United, DCI, J.B. Hays, Three Peaks, Press Family Dental, Dental America and Dental Care One which contributed combined managed dental care Revenue of $1.7 million for the three months ended March 31, 1998. In existing markets, managed dental care Revenue increased from $5.4 million for the three months ended March 31, 1997 to $7.4 million for the three months ended March 31, 1998, an increase of $2.0 million or 37.2%. The increase in existing markets resulted from the opening of eight de novo Dental Offices, the physical expansion of eight existing Dental Offices and the acquisition of six solo practices. As a percentage of Revenue, fee-for-service Revenue decreased slightly from 62.6% to 62.5% for the three months ended March 31, 1997 and 1998, respectively.

         Amounts retained by dental group practices. Amounts retained by dental group practices increased from $5.0 million for the three months ended March 31, 1997 to $7.9 million for the three months ended March 31, 1998, an increase of $2.9 million, or 57.5%. The increase was due to the acquisitions of United, DCI, J.B. Hays, Three Peaks, Press Family Dental, Dental America and Dental Care One which together added amounts retained by dental group practices of $2.1 million for the three months ended March 31, 1998. In existing markets, amounts retained by dental group practices increased $764,000 resulting from an increase in dentist and hygienist compensation due to a higher level of production at the Dental Offices, the opening of eight de novo Dental Offices, the physical expansion of eight existing Dental Offices and the acquisition of six solo practices. As a percent of Revenue, amounts retained by dental group practices decreased from 34.7% to 32.6% for the three months ended March 31, 1997 and 1998, respectively. This decrease was due principally to the acquisitions having lower amounts retained by dental group practices as a percent of Revenue than the Company's existing operations.

         Clinical salaries and benefits. Clinical salaries and benefits expense increased from $2.4 million for the three months ended March 31, 1997 to $4.2 million for the three months ended March 31, 1998, an increase of $1.8 million, or 73.5%. The increase resulted from the acquisitions of United, DCI, J.B. Hays, Three Peaks, Press Family Dental,

Dental America and Dental Care One which added combined clinical salaries and benefits expense of $1.4 million for the three months ended March 31,1998. In existing markets, clinical salaries and benefits expense increased $384,000 due to the opening of eight de novo Dental Offices, the physical expansion of eight existing Dental Offices and the acquisition of six solo practices. As a percent of Revenue, clinical salaries and benefits expense increased from 16.9% to 17.5% for the three months ended March 31, 1997 and 1998, respectively. This increase was due principally to the acquisitions having higher clinical salaries and benefits expense as a percent of Revenue than the Company's existing operations.

         Other salaries and benefits. Other salaries and benefits expense increased from $1.4 million for the three months ended March 31, 1997 to $2.2 million for the three months ended March 31, 1998, an increase of $833,000, or 60.1%. The increase resulted from the acquisitions of United, DCI, J.B. Hays, Three Peaks, Press Family Dental, Dental America and Dental Care One which added combined other salaries and benefits expense of $403,000 for the three months ended March 31,1998. In existing markets, other salaries and benefits expense increased $430,000 primarily from the building of additional corporate infrastructure to manage corporate growth. As a percent of Revenue, other salaries and benefits expense decreased from 9.6% to 9.1% for the three months ended March 31, 1997 and 1998, respectively. This decrease was due principally to leveraging corporate expenses against additional Revenue and expansion in existing markets.

         Dental supplies. Dental supplies expense increased from $912,000 for the three months ended March 31, 1997 to $1.4 million for the three months ended March 31, 1998, an increase of $528,000, or 57.9%. This increase resulted from the acquisitions of United, DCI, J.B. Hays, Three Peaks, Press Family Dental, Dental America and Dental Care One which added $419,000 of combined dental supplies expense for the three months ended March 31, 1998. In existing markets, dental supplies expense increased $109,000 as a result of increased production. As a percent of Revenue, dental supplies expense decreased from 6.3% to 5.9% for the three months ended March 31, 1997 and 1998, respectively. This decrease was due principally to the leveraging of supply contracts with expansion in existing markets.

         Laboratory fees. Laboratory fee expense increased from $591,000 for the three months ended March 31, 1997 to $1.1 million for the three months ended March 31, 1998, an increase of $467,000, or 79.0%. This increase resulted from the acquisitions of United, DCI, J.B. Hays, Three Peaks, Press Family Dental, Dental America and Dental Care One which added combined laboratory fee expense of $335,000 for the three months ended March 31, 1998. In existing markets, laboratory fee expense increased $132,000 as a result of increased production. As a percent of Revenue, laboratory fee expense increased from 4.1% to 4.4% for the three months ended March 31, 1997 and 1998, respectively. This increase was due principally to the acquisitions having higher laboratory fee expense as a percent of Revenue than the Company's existing operations.

         Occupancy. Occupancy expense increased from $800,000 for the three months ended March 31, 1997 to $1.3 million for the three months ended March 31, 1998, an increase of $529,000, or 66.1%. This increase resulted from the acquisitions of United, DCI, J.B. Hays, Three Peaks, Press Family Dental, Dental America and Dental Care One which added a combined $347,000 to occupancy expense for the three months ended March 31, 1998. In existing markets, occupancy expense increased $182,000 resulting from the opening of eight de novo Dental Offices, the physical expansion of eight existing Dental Offices and the acquisition of six solo practices. As a percent of Revenue, occupancy expense remained constant at 5.5% for the three months ended March 31, 1997 and 1998.

         Advertising. Advertising expense increased from $325,000 for the three months ended March 31, 1997 to $515,000 for the three months ended March 31, 1998, an increase of $190,000, or 58.5%. This increase resulted from the acquisitions of United, DCI, J.B. Hays, Three Peaks, Press Family Dental, Dental America and Dental Care One which added a combined $140,000 to advertising expense for the three months ended March 31, 1998. There was an increase of $50,000 in television and print advertising in the existing markets in 1998. As a percent of Revenue, advertising expense decreased slightly from 2.2% to 2.1% for the three months ended March 31, 1997 and 1998, respectively.

         Depreciation and amortization. Depreciation and amortization expense increased from $565,000 for the three months ended March 31, 1997 to $1.1 million for the three months ended March 31, 1998, an increase of $522,000, or

92.4%. This increase resulted from the acquisitions of United, DCI, J.B. Hays, Three Peaks, Press Family Dental, Dental America and Dental Care One which added combined depreciation and amortization expense of $331,000 for the three months ended March 31, 1998. Depreciation and amortization expense for existing markets increased $191,000 resulting from the opening of eight de novo Dental Offices, the physical expansion of eight existing Dental Offices and the acquisition of six solo practices. As a percent of Revenue, depreciation and amortization expense increased from 3.9% to 4.5% for the three months ended March 31, 1997 and 1998, respectively. This increase was due principally to the acquisitions having higher depreciation and amortization expense as a percent of Revenue than the Company's existing operations.

         General and administrative. General and administrative expense increased from $1.5 million for the three months ended March 31, 1997 to $2.3 million for the three months ended March 31, 1998, an increase of $865,000, or 59.3%. This increase resulted from the acquisitions of United, DCI, J.B. Hays, Three Peaks, Press Family Dental, Dental America and Dental Care One which added combined general and administrative expense of $416,000 for the three months ended March 31, 1998. General and administrative expense for existing markets increased $449,000 resulting from the expansion of the Company's corporate infrastructure to manage growth. As a percent of Revenue, general and administrative expense decreased from 10.2% to 9.6% for the three months ended March 31, 1997 and 1998, respectively. This decrease was due principally to leveraging corporate expenses against additional Revenue and expansion in existing markets.

         Operating income. Operating income increased from $962,000 for the three months ended March 31, 1997 to $2.1 million for the three months ended March 31, 1998, an increase of $1.2 million, or 122.8%. This increase resulted from the acquisitions of United, DCI, J.B. Hays, Three Peaks, Press Family Dental, Dental America and Dental Care One which added combined operating income of $997,000 for the three months ended March 31, 1998. Income from the Company's existing markets increased $660,000 for the three months ended March 31, 1998, which was offset by increased corporate expenses of $476,000 due to the development of corporate infrastructure. As a percent of Revenue, operating income increased from 6.6% to 8.8% for the three months ended March 31, 1997 and 1998, respectively. This incease was due principally to the acquisitions experiencing higher operating margins than the Company's existing operations and margin improvement in amounts retained by dental group practices, other salaries and benefits expense, dental supplies expense and general and administrative expense in the existing business.

         Interest expense, net. Interest expense, net decreased from $579,000 for the three months ended March 31, 1997 to $283,000 for the three months ended March 31, 1998, a decrease of $296,000, or 51.3%. This decrease is attributable to the retirement of $24.8 million in outstanding debt under a prior credit facility with the use of proceeds obtained from the Company's initial public offering on July 23, 1997. Effective November 1997 the Company entered into a new Credit Facility (the "Credit Facility") with a bank syndicate. Average debt outstanding for the three months ended March 31, 1997 was $23.2 million compared to average debt outstanding of $10.5 million for the three months ended March 31, 1998.

         Minority interest. Minority interest expense was $50,000 for the three months ended March 31, 1998 as a result of the acquisitions of DCI, which owns a fifty percent ownership in two partnerships operating four Dental Offices in Indiana, and Dental America, which owns a twenty percent interest in a group dental practice with two offices located in Midland and Odessa, Texas.

         Income taxes. Income tax expense increased from $150,000 for the three months ended March 31, 1997 to $707,000 for the three months ended March 31, 1998, an increase of $557,000, or 371.3%. This increase was the result of higher net income before taxes, which increased from $383,000 for the three months ended March 31, 1997 to $1.8 million for the three months ended March 31, 1998, an increase of $1.4 million, or 372.8%.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had a $204,000 working capital deficit, representing a decrease of $1.5 million from the working capital surplus of $1.3 million at December 31, 1997. This working capital deficit included $11.1 million in current liabilities, consisting primarily of $2.2 million in accounts payable, $2.8 million in accrued liabilities, $2.8 million in deferred purchase price as consideration for the acquisition of a dental group practice, $2.1 million in amounts payable to dental group practices as consideration for accounts receivable acquired from such group practices and $498,000 in current maturities of notes payable and capital lease obligations. Current liabilities were substantially offset by current assets of $10.9 million, consisting primarily of $3.9 million in cash and cash equivalents and $6.5 million in accounts receivable, net of allowances. The Company's principal sources of liquidity as of March 31, 1998 consisted of cash and cash equivalents, net accounts receivable and borrowing capacity under the Credit Facility. There can be no assurance the Company will not have working capital deficits in the future, particularly if additional indebtedness requires current amortization of principal.

         For the three months ended March 31, 1997 and 1998, cash provided by operations was $472,000 and $1.6 million, respectively.

         Cash used in investing activities was $3.1 million for the three months ended March 31, 1997 and $2.1 million for the three months ended March 31, 1998. In the three months ended March 31, 1997, $2.7 million was utilized for acquisitions and $384,000 was invested in the purchase of additional property and equipment. In the three months ended March 31, 1998, $608,000 was utilized for acquisitions and $1.5 million was invested in the purchase of additional property and equipment.

         For the three months ended March 31, 1997 and 1998, cash provided by financing activities was $2.0 million and $1.4 million, respectively. In the three months ended March 31, 1997, the cash provided was comprised of $1.7 million in proceeds from the issuance of stock and $334,000 in net borrowings. In the three months ended March 31, 1998, the cash provided was comprised of $1.4 million in net borrowings, $46,000 in proceeds from the issuance of stock and $30,000 in partnership distributions.

         The Company has a Credit Facility, which expires November 4, 2002, with a bank syndicate. Under the Credit Facility, the Company may borrow up to $30.0 million. As of March 31, 1998, the Company had outstanding borrowings of $11.9 million under the Credit Facility. The amounts outstanding under the Credit Facility bear interest at variable rates which are based upon either the lender's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Facility. The Credit Facility prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions above a predetermined consideration level without bank approval, and requires the Company to maintain certain financial ratios on an ongoing basis. The Credit Facility is secured by pledges of all of the outstanding capital stock of, or other equity interests in, the Company's subsidiaries, and a lien on substantially all of the assets of the Company.

         The Company believes that the cash generated from operations will be sufficient to fund its anticipated working capital needs and capital expenditures (other than financing necessary to complete future acquisitions) for at least the next three months. The Company expects to fund future acquisitions with cash from operations and borrowings under the Credit Facility.

YEAR 2000 ISSUE

         The Company has reviewed its computer programs and systems at each of the Company's facilities to ensure that the programs and systems will function properly and be Year 2000 compliant. In this process, the Company expects to upgrade some systems. The Company presently believes that, with such upgrades, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. The estimated costs of these efforts are not expected to be material to the Company's financial position or any year's results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)   Not applicable.

         (b)   Not applicable.

         (c) In January 1998, pursuant to an Asset Purchase Agreement, the Company issued 3,256 shares of Common Stock to E. Harrison Cole, D.D.S. in partial consideration for the sale of certain assets and assumption of certain liabilities of E. Harrison Cole, D.D.S in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

               In March 1998, pursuant to the 1996 Stock Option and Incentive Plan, the Company granted options to purchase 117,000 shares of Common Stock at an exercise price of $15.375 per share to certain employees of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

         (a)    Exhibits.
                11       Statement re: Computation of per share earnings data
                27       Financial Data Schedules

         (b)    Reports on Form 8-K.

                Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               MONARCH DENTAL CORPORATION



Date:  May 15, 1998                            By:  Gary W.Cage
                                                   -----------------------------
                                                     Gary W. Cage
                                                     Chief Executive Officer


Date:  May 15, 1998                            By:  Steven G. Peterson
                                                   -----------------------------
                                                     Steven G. Peterson
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                DESCRIPTION
------                -----------
  11                  Statement re:  Computation of per share earnings data
  27                  Financial Data Schedules