Form 10-Q
period 1998-06-30
MONARCH DENTAL CORP
filed 1998-08-14
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO
                               ---------    ----------

                         COMMISSION FILE NUMBER: 0-22835

                           MONARCH DENTAL CORPORATION.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                   51-0363560
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
                        Yes      |X|      No       | |

Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

         Class                             Outstanding as of August 13, 1998
         -----                             ---------------------------------
Common Stock, $.01 par value                        10,367,782

                           MONARCH DENTAL CORPORATION


                                      INDEX

                                                                                                           Page No.
Part I.    Financial Information

           Item 1.       Report of Independent Public Accountants                                         3

           Item 2.       Financial Statements                                                             4

           Item 3.       Management's Discussion and Analysis of Financial Condition

                         and Results of Operations                                                        8


Part II.   Other Information

           Item 2.       Changes in Securities and Use of Proceeds                                        16

           Item 4.       Submission of Matters to Vote of Security-Holders                                17

           Item 6.       Exhibits and Reports Filed on Form 8-K                                           17

Signatures                                                                                                18

Exhibit Index                                                                                             19

                          PART I. FINANCIAL INFORMATION

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTS


We have reviewed the accompanying consolidated balance sheet of Monarch Dental Corporation (a Delaware corporation) as of June 30, 1998 and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

                                       ARTHUR ANDERSEN LLP
Dallas, Texas
  August 11, 1998

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                         June 30,          December 31,
                                                                                          1998                1997
                                                                                     --------------      --------------
                                                                                      (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                         $    4,009,635      $    2,975,142
   Accounts receivable, net of allowances of
     approximately $3,398,000 and
     $2,865,000, respectively                                                             7,341,160           5,855,694
   Prepaid expenses                                                                         663,570             255,773
                                                                                     --------------      --------------
            Total current assets                                                         12,014,365           9,086,609
Property and equipment, net of accumulated depreciation
   of approximately $5,773,000 and
   $4,381,000, respectively                                                              11,607,829           8,665,758
Intangible assets, net of accumulated amortization
   of approximately $2,581,000 and
   $1,677,000, respectively                                                              54,148,288          46,261,511
Other assets                                                                                459,702             577,794
                                                                                     --------------      --------------
           Total assets                                                              $   78,230,184      $   64,591,672
                                                                                     ==============      ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                  $    2,618,048      $    1,898,118
   Accrued payroll                                                                        1,991,701           1,798,487
   Accrued liabilities                                                                    1,336,154           1,066,454
   Taxes payable                                                                          1,093,780             297,380
   Payable to affiliated dental group practices                                           2,518,817           2,071,564
   Current maturities of notes payable and capital lease obligations                        653,452             617,582
                                                                                     --------------      --------------
            Total current liabilities                                                    10,211,952           7,749,585
   Deferred income taxes                                                                  2,264,312           2,264,312
   Notes payable                                                                         17,047,534          10,350,512
   Capital lease obligations                                                                570,643             849,425
   Other liabilities                                                                      1,669,632           1,241,666
                                                                                     --------------      --------------
            Total liabilities                                                            31,764,073          22,455,500
   Minority interest in combined subsidiaries                                               179,214             170,653
   Commitments and contingencies
   Stockholders' equity:
       Preferred Stock, $.01 par value, 2,000,000 shares
         authorized; no shares issued or outstanding                                             --                  --
       Common Stock, $.01 par value, 50,000,000 shares
         authorized; 10,358,173 and 10,228,473 shares
         issued and outstanding, respectively                                               103,582             102,285
       Additional paid-in capital                                                        49,399,068          47,534,874
       Retained earnings (deficit)                                                       (3,215,753)         (5,671,640)
                                                                                     --------------      --------------
            Total stockholders' equity                                                   46,286,897          41,965,519
                                                                                     --------------      --------------
            Total liabilities and stockholders' equity                               $   78,230,184      $   64,591,672
                                                                                     ==============      ==============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                           -----------------------------     -----------------------------
                                                               1998             1997             1998             1997
                                                           ------------     ------------     ------------     ------------
Dental group practices revenue, net                        $ 25,852,996     $ 16,245,297     $ 50,132,522     $ 30,720,858
Less - Amounts retained by dental group practices             7,964,969        5,457,794       15,883,787       10,486,259
                                                           ------------     ------------     ------------     ------------
Net revenue                                                  17,888,027       10,787,503       34,248,735       20,234,599
Operating expenses:
    Clinical salaries and benefits                            4,735,923        2,851,725        8,981,280        5,300,034
    Other salaries and benefits                               2,229,025        1,626,407        4,449,316        3,013,434
    Dental supplies                                           1,461,961        1,005,725        2,901,691        1,917,593
    Laboratory fees                                           1,230,699          661,129        2,288,612        1,251,859
    Occupancy                                                 1,343,091          861,836        2,672,360        1,662,011
    Advertising                                                 578,554          421,289        1,093,510          746,298
    Depreciation and amortization                             1,240,899          669,077        2,327,841        1,233,329
    General and administrative                                2,605,823        1,514,543        4,928,945        2,972,079
                                                           ------------     ------------     ------------     ------------
                                                             15,425,975        9,611,731       29,643,555       18,096,637
                                                           ------------     ------------     ------------     ------------
Operating income                                              2,462,052        1,175,772        4,605,180        2,137,962
Interest expense, net                                           231,274          645,465          513,915        1,224,849
Minority interest in combined subsidiaries                       14,438             --             64,378             --
                                                           ------------     ------------     ------------     ------------
Income before income taxes                                    2,216,340          530,307        4,026,887          913,113
Income taxes                                                    864,000          205,000        1,571,000          355,283
                                                           ------------     ------------     ------------     ------------
Net income                                                 $  1,352,340     $    325,307     $  2,455,887     $    557,830
                                                           ============     ============     ============     ============

Net income per common share                                $       0.13     $       0.10     $       0.24     $       0.17
                                                           ============     ============     ============     ============
Net income per common share - assuming dilution            $       0.13     $       0.05     $       0.24     $       0.08
                                                           ============     ============     ============     ============
Weighted average number of common shares
    outstanding                                              10,324,303        3,281,458       10,279,761        3,249,209
                                                           ============     ============     ============     ============
Weighted average number of common and
    common equivalent shares outstanding                     10,466,000        6,743,626       10,396,833        6,593,488
                                                           ============     ============     ============     ============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Six months ended
                                                                                      June 30,
                                                                       ----------------------------------
                                                                           1998                 1997
                                                                       --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $    2,455,887      $      557,830
    Adjustments to reconcile net income to net cash
        provided by operating activities -
        Depreciation and amortization                                       2,327,841           1,233,329
        Minority interest in combined subsidiaries                             64,378                --
        Changes in assets and liabilities, net of effects from
              acquisitions -
              Accounts receivable, net                                       (872,507)              5,859
              Prepaid expenses                                               (407,797)             86,670
              Other noncurrent assets                                         (71,908)            (53,331)
              Accounts payable and accrued expenses                           196,898             285,388
              Other liabilities                                                53,228            (131,831)
              Deferred income taxes                                           786,207                --
                                                                       --------------      --------------
                 Net cash provided by operating activities                  4,532,227           1,983,914
                                                                       --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                    (3,687,357)           (752,021)
    Cash paid for dental group practices, including
        related costs, net of cash acquired                                (6,291,711)         (5,495,959)
                                                                       --------------      --------------
                 Net cash used in investing activities                     (9,979,068)         (6,247,980)
                                                                       --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable, net of issuance costs                      6,800,000           4,985,000
    Payments on notes payable and capital lease obligations                  (298,267)         (2,083,997)
    Distribution to stockholders/partners                                     (66,454)               --
    Repurchase of common stock                                                   --                (1,811)
    Issuance of common stock                                                   46,055           1,705,992
                                                                       --------------      --------------
                 Net cash provided by financing                             6,481,334           4,605,184
                                                                       --------------      --------------

NET INCREASE IN CASH                                                        1,034,493             341,118

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              2,975,142           1,059,337
                                                                       --------------      --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $    4,009,635      $    1,400,455
                                                                       ==============      ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid during the year for interest                             $      230,988      $      884,927
                                                                       ==============      ==============
    Cash paid for taxes                                                $      774,600      $      300,000
                                                                       ==============      ==============
    Equipment acquired under capital leases                            $         --        $      488,505
                                                                       ==============      ==============
    Debt assumed through acquisitions                                  $      936,288      $    1,128,000
                                                                       ==============      ==============





                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1.       DESCRIPTION OF BUSINESS

         Monarch Dental Corporation ("Monarch"), a Delaware corporation, and subsidiaries (collectively, the "Company"), manages dental group practices in selected markets including Dallas-Fort Worth, Houston, San Antonio, Midland-Odessa and Austin, Texas; Wisconsin; Arkansas; Indiana; Colorado; Ohio and New Mexico. As of June 30, 1998, the Company managed 125 dental group practices in Texas, Wisconsin, Arkansas, Indiana, Colorado, Ohio and New Mexico.

2.       BASIS OF PRESENTATION

         The financial statements for the three and six months ended June 30, 1998 and 1997, have been prepared by the Company, without audit, pursuant to Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting." Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to APB Opinion No. 28; nevertheless, management of the Company believes that the disclosures herein are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three and six months ended June 30, 1998 and 1997, have been included herein. The results of operations for the three- and six-month periods are not necessarily indicative of the results for the full year.

         Other Liabilities. Other liabilities consist primarily of reserves related to acquisitions accounted for as purchases and deferred rent for the Company's facilities.

3.       BUSINESS COMBINATIONS

         Effective February 2, 1998 and March 1, 1998, the Company acquired certain assets and assumed certain liabilities of E. Harrison Cole, D.D.S. in Indianapolis, Indiana and Dental Care One in Dayton, Ohio, respectively, for $3.0 million consisting of $2.5 million in cash and 38,037 shares of Common Stock in asset purchase transactions accounted for as purchases.

         Effective May 1, 1998, June 1, 1998 and June 1, 1998, the Company acquired certain assets and assumed certain liabilities of H.T. Green, D.D.S. in San Antonio, Texas, A. Scott Terry, D.D.S., S.C. in Manitowoc, Wisconsin and Louis Garcia, D.D.S. in San Antonio, Texas, respectively, for $602,000 consisting of $534,000 in cash and 4,757 shares of Common Stock in asset purchase transactions accounted for as purchases.

         Effective June 1, 1998, the Company acquired certain assets and assumed certain liabilities of Managed Dental Care Centers, Inc. in Dallas, Texas, for $2.2 million consisting of $2.0 million in cash and 27,686 shares of Common Stock in an asset purchase transaction accounted for as a purchase.

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

OVERVIEW

         The Company manages dental group practices in selected markets. At June 30, 1998, these markets included Dallas-Fort Worth, Houston, San Antonio, Midland-Odessa and Austin, Texas; Wisconsin; Arkansas; Indiana; Colorado; Ohio and New Mexico. The managed dental facilities (each, a "Dental Office" and collectively, the "Dental Offices") provide general dentistry services such as examinations, cleanings, fillings, bonding, placing crowns and fitting and placing fixed or removable prostheses. Many of the Dental Offices also provide specialty dental services such as orthodontics, oral surgery, endodontics, periodontics and pediatric dentistry. The Company focuses on fee-for-service dentistry, supplementing this business with revenue from contracts with capitated managed dental care plans.

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

                                                      1994        1995        1996        1997       1998 (1)
                                                      ----        ----        ----        ----       --------
Offices at beginning of period                          9          10          12          53           99
De novo offices                                         1           2           2           7            6
Acquired offices                                        -           -          39          39           22
Closed offices                                          -           -           -           -           (2)
                                                       --          --          --          --           ---
Offices at end of period                               10          12          53          99           125
                                                       ==          ==          ==          ==           ===
(1) Through June 30, 1998



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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Dental group practices revenue, net. Revenue increased to $25.9 million for the three months ended June 30, 1998 from $16.2 million for the three months ended June 30, 1997, an increase of $9.7 million, or 59.1%. This increase resulted from the acquisitions of Dental Centers of Indiana, Inc. ("DCI"), Three Peaks Dental Health L.P. ("Three Peaks"), Press Family Dental, Dental America, Dental Care One and Managed Dental Care Centers, Inc. ("Managed Dental Care") in August 1997, November 1997, November 1997, December 1997, March 1998 and June 1998, respectively, which contributed combined Revenue of $6.3 million for the three months ended June 30, 1998. Dental offices in the Dallas-Fort Worth, Houston, Wisconsin and Arkansas markets (the "existing markets") contributed an additional $3.4 million of the increase in Revenue in the three months ended June 30, 1998 resulting primarily from the opening of eight de novo Dental Offices, the physical expansion of nine existing Dental Offices and the acquisition of six dental practices.

         Fee-for-service Revenue (i.e., Revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased to $16.2 million for the three months ended June 30, 1998 from $9.8 million for the three months ended June 30, 1997, an increase of $6.4 million, or 65.0%. This increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which contributed combined fee-for-service Revenue of $4.6 million for the three months ended June 30, 1998. In existing markets, fee-for-service Revenue increased to $11.6 million for the three months ended June 30, 1998 from $9.8 million for the three months ended June 30, 1997, representing an increase of $1.8 million, or 17.9%. The increase in existing markets resulted primarily from the opening of eight de novo Dental Offices, the physical expansion of nine existing Dental Offices and the acquisition of six dental practices. Managed dental care Revenue (i.e., Revenue from capitated managed dental care plans, including capitation payments and patient co-payments) increased to $9.7 million for the three months ended June 30, 1998 from $6.4 million for the three months ended June 30, 1997, an increase of $3.3 million, or 51.4%. This increase resulted in part from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which contributed combined managed dental care Revenue of $1.7 million for the three months ended June 30, 1998. In existing markets, managed dental care Revenue increased to $8.0 million for the three months ended June 30, 1998 from $6.4 million for the three months ended June 30, 1997, an increase of $1.6 million or 25.6%. The increase in existing markets resulted primarily from the opening of eight de novo Dental Offices, the physical expansion of nine existing Dental Offices and the acquisition of six dental practices. As a percentage of Revenue, fee-for-service Revenue increased to 62.5% from 60.5% for the three months ended June 30, 1998 and 1997, respectively.

         Amounts retained by dental group practices. Amounts retained by dental group practices increased to $8.0 million for the three months ended June 30, 1998 from $5.5 million for the three months ended June 30, 1997, an increase of $2.5 million, or 45.9%. The increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which together added amounts retained by dental group practices of $1.9 million for the three months ended June 30, 1998. In existing markets, amounts retained by dental group practices increased $593,000 resulting from an increase in dentist and hygienist compensation due to a higher level of production at the Dental Offices, the opening of eight de novo Dental Offices, the physical expansion of nine existing Dental Offices and the acquisition of six dental practices. As a percent of Revenue, amounts retained by dental group practices decreased to 30.8% from 33.6% for the three months ended June 30, 1998 and 1997, respectively. This decrease was due to the acquisitions having lower amounts retained by dental group practices as a percent of Revenue than the Company's existing operations, and a reduction in the amounts retained by dental group practices as a percent of Revenue for the Company's current markets.

         Clinical salaries and benefits. Clinical salaries and benefits expense increased to $4.7 million for the three months ended June 30, 1998 from $2.9 million for the three months ended June 30, 1997, an increase of $1.8 million, or 66.1%. The increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which added combined clinical salaries and benefits expense of $1.5 million for the three months ended June 30,1998. In existing markets, clinical salaries and benefits expense increased $411,000 resulting primarily from the opening of eight de novo Dental Offices, the physical expansion of nine existing Dental Offices and the acquisition of six dental practices. As a percent of Revenue, clinical salaries and benefits expense increased to 18.3% from 17.6% for the three months ended June 30, 1998 and 1997, respectively. This increase was due principally to the acquisitions having higher clinical salaries and benefits expense as a percent of Revenue than the Company's existing operations.

         Other salaries and benefits. Other salaries and benefits expense increased to $2.2 million for the three months ended June 30, 1998 from $1.6 million for the three months ended June 30, 1997, an increase of $603,000, or 37.1%. The increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which added combined other salaries and benefits expense of $376,000 for the three months ended June 30,1998. In existing markets, other salaries and benefits expense increased $227,000 primarily from the building of additional corporate infrastructure to manage growth. As a percent of Revenue, other salaries and benefits expense decreased to 8.6% from 10.0% for the three months ended June 30, 1998 and 1997, respectively. This decrease was due principally to leveraging corporate expenses against additional Revenue resulting from acquisitions and expansion in existing markets.

         Dental supplies. Dental supplies expense increased to $1.5 million for the three months ended June 30, 1998 from $1.0 million for the three months ended June 30, 1997, an increase of $456,000, or 45.3%. This increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which added $414,000 of combined dental supplies expense for the three months ended June 30, 1998. In existing markets, dental supplies expense increased $42,000 as a result of increased production. As a percent of Revenue, dental supplies expense decreased to 5.7% from 6.2% for the three months ended June 30, 1998 and 1997, respectively. This decrease was due principally to the leveraging of supply contracts with expansion in existing markets.

         Laboratory fees. Laboratory fee expense increased to $1.2 million for the three months ended June 30, 1998 from $661,000 for the three months ended June 30, 1997, an increase of $570,000, or 86.2%. This increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which added combined laboratory fee expense of $378,000 for the three months ended June 30, 1998. In existing markets, laboratory fee expense increased $192,000 as a result of increased production. As a percent of Revenue, laboratory fee expense increased to 4.8% from 4.1% for the three months ended June 30, 1998 and 1997, respectively. This increase was due principally to the acquisitions having higher laboratory fee expense as a percent of Revenue than the Company's existing operations.

         Occupancy. Occupancy expense increased to $1.3 million for the three months ended June 30, 1998 from $862,000 for the three months ended June 30, 1997, an increase of $481,000, or 55.8%. This increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which added a combined $327,000 to occupancy expense for the three months ended June 30, 1998. In existing markets, occupancy expense increased $154,000 resulting primarily from the opening of eight de novo Dental Offices, the physical expansion of nine existing Dental Offices and the acquisition of six dental practices. As a percent of Revenue, occupancy expense decreased slightly to 5.2% from 5.3% for the three months ended June 30, 1998 and 1997, respectively.

         Advertising. Advertising expense increased to $578,000 for the three months ended June 30, 1998 from $421,000 for the three months ended June 30, 1997, an increase of $157,000, or 37.3%. This increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which added a combined $128,000 to advertising expense for the three months ended June 30, 1998. There was an increase of $29,000 in television and print advertising in existing markets for the three months ended June 30, 1998. As a percent of Revenue, advertising expense decreased to 2.2% from 2.6% for the three months ended June 30, 1998 and 1997, respectively. This decrease was due to the acquisitions having lower advertising expense as a percent of Revenue than the Company's existing operations and leveraging advertising expense with greater market penetration in existing markets.

         Depreciation and amortization. Depreciation and amortization expense increased to $1.2 million for the three months ended June 30, 1998 from $669,000 for the three months ended June 30, 1997, an increase of $572,000, or 85.5%. This increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which added combined depreciation and amortization expense of $334,000 for the three months ended June 30, 1998. Depreciation and amortization expense for existing markets increased $238,000 resulting primarily from the opening of eight de novo Dental Offices, the physical expansion of nine existing Dental Offices and the acquisition of six dental practices. As a percent of Revenue, depreciation and amortization expense increased to 4.8% from 4.1% for the three months ended June 30, 1998 and 1997, respectively. This increase was due principally to the acquisitions having higher depreciation and amortization expense as a percent of Revenue than the Company's existing operations.

         General and administrative. General and administrative expense increased to $2.6 million for the three months ended June 30, 1998 from $1.5 million for the three months ended June 30, 1997, an increase of $1.1 million, or 72.0%. This increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which added combined general and administrative expense of $459,000 for the three months ended June 30, 1998. General and administrative expense for existing markets increased $632,000 resulting from the expansion of the Company's corporate infrastructure to manage growth. As a percent of Revenue, general and administrative expense increased to 10.1% from 9.3% for the three months ended June 30, 1998 and 1997, respectively. This increase was due principally to the expansion of the Company's corporate infrastructure to manage growth.

         Operating income. Operating income increased to $2.5 million for the three months ended June 30, 1998 from $1.2 million for the three months ended June 30, 1997, an increase of $1.3 million, or 109.4%. This increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which added combined operating income of $456,000 for the three months ended June 30, 1998. Income from the Company's existing markets increased $1.3 million for the three months ended June 30, 1998, which was offset by increased corporate expenses of $443,000 due to the development of corporate infrastructure. As a percent of Revenue, operating income increased to 9.5% from 7.2% for the three months ended June 30, 1998 and 1997, respectively. This increase was due principally to the margin improvement in amounts retained by dental group practices, other salaries and benefits expense, dental supplies expense and advertising expense.

         Interest expense, net. Interest expense, net decreased to $231,000 for the three months ended June 30, 1998 from $645,000 for the three months ended June 30, 1997, a decrease of $414,000, or 64.2%. This decrease is attributable to the retirement of $24.8 million in outstanding debt under a prior credit facility with the use of proceeds obtained from the Company's initial public offering on July 23, 1997. This retirement was partially offset by subsequent borrowing by the Company under a new Credit Facility (the "Credit Facility") with a bank syndicate. Average debt outstanding for the three months ended June 30, 1998 was $14.9 million compared to average debt outstanding of $24.8 million for the three months ended June 30, 1997.

         Minority interest. Minority interest expense was $14,000 for the three months ended June 30, 1998 as a result of the acquisitions of DCI, which owns a fifty percent ownership in two partnerships operating four Dental Offices in Indiana, Dental America, which owns a twenty percent interest in a group dental practice with two offices located in Midland and Odessa, Texas, and Managed Dental Care, which owns a thirty-five percent interest in a group dental practice with two offices in Austin, Texas and five offices in New Mexico.

         Income taxes. Income tax expense increased to $864,000 for the three months ended June 30, 1998 from $205,000 for the three months ended June 30, 1997, an increase of $659,000, or 321.5%. This increase was the result of higher net income before taxes, which increased to $2.2 million for the three months ended June 30, 1998 from $530,000 for the three months ended June 30, 1997, an increase of $1.7 million, or 318.1%.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Dental group practices revenue, net. Revenue increased to $50.1 million for the six months ended June 30, 1998 from $30.7 million for the six months ended June 30, 1997, an increase of $19.4 million, or 63.2%. This increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care in August 1997, November 1997, November 1997, December 1997, March 1998 and June 1998, respectively, which contributed combined Revenue of $11.4 million for the six months ended June 30, 1998. Revenue for the Dental offices in the Dallas-Fort Worth, Houston, Wisconsin and Arkansas markets ("existing markets") increased $8.0 million, or 26.0% for the six months ended June 30, 1998, resulting primarily from the opening of eight de novo Dental Offices, the physical expansion of nine existing Dental Offices, the acquisition of six dental practices and the acquisition of United Dental Care Tom Harris D.D.S. and Associates ("United") in April 1997, which provided three additional months of Revenue for the six months ended June 30, 1998.

         Fee-for-service Revenue (i.e., Revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased to $31.4 million for the six months ended June 30, 1998 from $18.9 million for the six months ended June 30, 1997, an increase of $12.5 million, or 66.0%. This increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which contributed combined fee-for-service Revenue of $8.3 million for the six months ended June 30, 1998. In existing markets, fee-for-service Revenue increased to $23.1 million for the six months ended June 30, 1998 from $18.9 million for the six months ended June 30, 1997, representing an increase of $4.2 million or 22.3%. This increase resulted primarily from the opening of eight de novo Dental Offices, the physical expansion of nine existing Dental Offices, the acquisition of six dental practices and the acquisition of United in April 1997 which provided three additional months of Revenue for the six months ended June 30, 1998. Managed dental care Revenue (i.e., Revenue from capitated managed dental care plans, including capitation payments and patient co-payments) increased to $18.7 million for the six months ended June 30, 1998 from $11.8 million for the six months ended June 30, 1997, an increase of $6.9 million, or 59.0%. This increase resulted in part from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which contributed combined managed dental care Revenue of $3.1 million for the six months ended June 30, 1998. In existing markets, managed dental care Revenue increased to $15.6 million for the six months ended June 30, 1998 from $11.8 million for the six months ended June 30, 1997, an increase of $3.8 million or 32.1%. This increase resulted primarily from the opening of eight de novo Dental Offices, the physical expansion of nine existing Dental Offices, the acquisition of six dental practices and the acquisition of United in April 1997 which provided three additional months of managed dental care Revenue for the six months ended June 30, 1998. As a percentage of Revenue, fee-for-service Revenue increased to 62.6% from 61.4% for the six months ended June 30, 1998 and 1997, respectively.

         Amounts retained by dental group practices. Amounts retained by dental group practices increased to $15.9 million for the six months ended June 30, 1998 from $10.5 million for the six months ended June 30, 1997, an increase of $5.4 million, or 51.5%. The increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which together added amounts retained by dental group practices of $3.5 million for the six months ended June 30, 1998. In existing markets, amounts retained by dental group practices increased $1.9 million, or 18.1%, as dentist and hygienist compensation increased as a result of a higher level of production at the Dental Offices, the opening of eight de novo Dental Offices, the physical expansion of nine existing Dental Offices, the acquisition of six dental practices and the acquisition of United in April 1997, which contributed three additional months of amounts retained by dental group practices for the six months ended June 30, 1998. As a percent of Revenue, amounts retained by dental group practices decreased to 31.7% from 34.1% for the six months ended June 30, 1998 and 1997, respectively. This decrease was due to the acquisitions having lower amounts retained by dental group practices as a percent of Revenue than the Company's existing operations, and a reduction in the amounts retained by dental group practices as a percent of Revenue for the Company's current markets.

         Clinical salaries and benefits. Clinical salaries and benefits increased to $9.0 million for the six months ended June 30, 1998 from $5.3 million for the six months ended June 30, 1997, an increase of $3.7 million, or 69.5%. The increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which together added combined clinical salaries and benefits expense of $2.5 million for the six months ended June 30, 1998. In existing markets, clinical salaries and benefits expense increased $1.2 million resulting primarily from the opening of eight de novo Dental Offices, the physical expansion of nine existing Dental Offices, the acquisition of six dental practices and the acquisition of United in April 1997 which provided three additional months of clinical salaries and benefits expense for the six months ended June 30, 1998. As a percent of Revenue, clinical salaries and benefits expense increased to 17.9% from 17.3% for the six months ended June 30, 1998 and 1997, respectively. This increase was due principally to the acquisitions having higher clinical salaries and benefits expense as a percent of Revenue than the Company's existing operations.

         Other salaries and benefits. Other salaries and benefits expense increased to $4.4 million for the six months ended June 30, 1998 from $3.0 million for the six months ended June 30, 1997, an increase of $1.4 million, or 47.7%. The increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which added combined other salaries and benefits expense of $686,000 for the six months ended June 30, 1998. In existing markets, other salaries and benefits expense increased $749,000 primarily from the building of additional corporate infrastructure to manage growth. As a percent of Revenue, other salaries and benefits expense decreased to 8.9% from 9.8% for the six months ended June 30, 1998 and 1997, respectively. This decrease was due principally to leveraging corporate expenses against additional Revenue resulting from acquisitions and expansion in existing markets.

         Dental supplies. Dental supplies expense increased to $2.9 million for the six months ended June 30, 1998 from $1.9 million for the six months ended June 30, 1997, an increase of $984,000, or 51.3%. This increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which added $727,000 of combined dental supplies expense for the six months ended June 30, 1998. In existing markets, dental supplies expense increased $257,000 as a result of increased production and the acquisition of United in April 1997 which provided three additional months of dental supplies expense for the six months ended June 30, 1998. As a percent of Revenue, dental supplies expense decreased to 5.8% from 6.2% for the six months ended June 30, 1998 and 1997, respectively. This decrease was due principally to the leveraging of supply contracts with expansion in existing markets.

         Laboratory fees. Laboratory fee expense increased to $2.3 million for the six months ended June 30, 1998 from $1.3 million for the six months ended June 30, 1997, an increase of $1.0 million, or 82.8%. This increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which added combined laboratory fee expense of $631,000 for the six months ended June 30, 1998. In existing markets, laboratory fee expense increased $405,000 as a result of increased production. As a percent of Revenue, laboratory fee expense increased to 4.6% from 4.1% for the six months ended June 30, 1998 and 1997, respectively. This increase was due principally to the acquisitions having higher laboratory fee expense as a percent of Revenue than the Company's existing operations.

         Occupancy. Occupancy expense increased to $2.7 million for the six months ended June 30, 1998 from $1.7 million for the six months ended June 30, 1997, an increase of $1.0 million, or 60.8%. This increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which added a combined $550,000 to occupancy expense for the six months ended June 30, 1998. In existing markets, occupancy expense increased $460,000 resulting primarily from the opening of eight de novo Dental Offices, the physical expansion of nine existing Dental Offices, the acquisition of six dental practices and the acquisition of United in April 1997 which provided three additional months of occupancy expense for the six months ended June 30, 1998. As a percent of Revenue, occupancy expense decreased slightly to 5.3% from 5.4% for the six months ended June 30, 1998 and 1997, respectively.

         Advertising. Advertising expense increased to $1.1 million for the six months ended June 30, 1998 from $746,000 for the six months ended June 30, 1997, an increase of $347,000, or 46.5%. This increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which added a combined $228,000 to advertising expense for the six months ended June 30, 1998. There was an increase of $119,000 in television and print advertising in existing markets for the six months ended June 30, 1998. As a percent of Revenue, advertising expense decreased slightly to 2.2% from 2.4% for the six months ended June 30, 1998 and 1997, respectively.

         Depreciation and amortization. Depreciation and amortization expense increased to $2.3 million for the six months ended June 30, 1998 from $1.2 million for the six months ended June 30, 1997, an increase of $1.1 million, or 88.8%. This increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which added combined depreciation and amortization expense of $585,000 for the six months ended June 30, 1998. Depreciation and amortization expense for existing markets increased $510,000 resulting primarily from the opening of eight de novo Dental Offices, the physical expansion of nine existing Dental Offices, the acquisition of six dental practices and the acquisition of United in April 1997 which provided three additional months of depreciation and amortization expense for the six months ended June 30, 1998. As a percent of Revenue, depreciation and amortization expense increased to 4.6% from 4.0% for the six months ended June 30, 1998 and 1997, respectively. This increase was due principally to the acquisitions having higher depreciation and amortization expense as a percent of Revenue than the Company's existing operations.

         General and administrative. General and administrative expense increased to $4.9 million for the six months ended June 30, 1998 from $3.0 million for the six months ended June 30, 1997, an increase of $1.9 million, or 65.8%. This increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which added combined general and administrative expense of $767,000 for the six months ended June 30, 1998. General and administrative expense for existing markets increased $1.2 million resulting from the expansion of the Company's corporate infrastructure to manage growth. As a percent of Revenue, general and administrative expense increased slightly to 9.8% from 9.7% for the six months ended June 30, 1998 and 1997, respectively.

         Operating income. Operating income increased to $4.6 million for the six months ended June 30, 1998 from $2.1 million for the six months ended June 30, 1997, an increase of $2.5 million, or 115.4%. This increase resulted from the acquisitions of DCI, Three Peaks, Press Family Dental, Dental America, Dental Care One and Managed Dental Care which added combined operating income of $1.2 million for the six months ended June 30, 1998. Income from the Company's existing markets increased $2.2 million for the six months ended June 30, 1998, which was offset by increased corporate expenses of $920,000 due to the development of corporate infrastructure. As a percent of Revenue, operating income increased to 9.2% from 7.0% for the six months ended June 30, 1998 and 1997, respectively. This increase was due principally to the acquisitions experiencing higher operating margins than the Company's existing operations and margin improvement in amounts retained by dental group practices, other salaries and benefits expense and dental supplies expense.

         Interest expense, net. Interest expense, net decreased to $514,000 for the six months ended June 30, 1998 from $1.2 million for the six months ended June 30, 1997, a decrease of $711,000, or 58.0%. This decrease is attributable to the retirement of $24.8 million in outstanding debt under a prior credit facility with the use of proceeds obtained from the Company's initial public offering on July 23, 1997. This retirement was partially offset by subsequent borrowing by the Company under a new Credit Facility. Average debt outstanding for the six months ended June 30, 1998 was $12.7 million compared to average debt outstanding of $24.0 million for the six months ended June 30, 1997.

         Minority interest. Minority interest expense was $64,000 for the six months ended June 30, 1998 as a result of the acquisitions of DCI, which owns a fifty percent ownership in two partnerships operating four Dental Offices in Indiana, Dental America, which owns a twenty percent interest in a group dental practice with two offices located in Midland and Odessa, Texas, and Managed Dental Care, which owns a thirty-five percent interest in a group dental practice with two offices in Austin, Texas and five offices in New Mexico.

         Income taxes. Income tax expense increased to $1.6 million for the six months ended June 30, 1998 from $355,000 for the six months ended June 30, 1997, an increase of $1.2 million, or 342.5%. This increase was the result of higher net income before taxes, which increased to $4.0 million for the six months ended June 30, 1998 from $913,000 for the six months ended June 30, 1997, an increase of $3.1 million, or 341.1%.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had a $1.8 million working capital surplus, representing an increase of $465,000 from the working capital surplus of $1.3 million at December 31, 1997. This working capital surplus included $12.0 million in current assets, consisting primarily of $4.0 million in cash and cash equivalents and $7.3 million in accounts receivable, net of allowances. Current assets were partially offset by current liabilities of $10.2 million, consisting of $2.6 million in accounts payable, $3.3 million in accrued liabilities, $1.1 million in income taxes payable, $2.5 million in amounts payable to dental group practices as consideration for accounts receivable acquired from such group practices and $653,000 in current maturities of notes payable and capital lease obligations. The Company's principal sources of liquidity as of June 30, 1998 consisted of cash and cash equivalents, net accounts receivable and borrowing capacity under the Credit Facility. There can be no assurance the Company will not have working capital deficits in the future, particularly if additional indebtedness requires current amortization of principal.

         For the six months ended June 30, 1998 and 1997, cash provided by operations was $4.5 million and $2.0 million, respectively.

         Cash used in investing activities was $10.0 million for the six months ended June 30, 1998 and $6.2 million for the six months ended June 30, 1997. In the six months ended June 30, 1998, $6.3 million was utilized for acquisitions and $3.7 million was invested in the purchase of additional property and equipment. In the six months ended June 30, 1997, $5.5 million was utilized for acquisitions and $752,000 was invested in the purchase of additional property and equipment.

         For the six months ended June 30, 1998 and 1997, cash provided by financing activities was $6.5 million and $4.6 million, respectively. In the six months ended June 30, 1998, the cash provided was comprised of $6.5 million in net borrowings and $46,000 in proceeds from the issuance of stock offset by $66,000 in partnership distributions. In the six months ended June 30, 1997, the cash provided was comprised of $2.9 million in net borrowings and $1.7 million in proceeds from the issuance of stock.

         The Company has a Credit Facility, which expires November 4, 2002, with a bank syndicate. Under the Credit Facility, the Company may borrow up to $30.0 million. As of June 30, 1998, the Company had outstanding borrowings of $17.1 million under the Credit Facility. The amounts outstanding under the Credit Facility bear interest at variable rates which are based upon either the lender's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Facility. The Credit Facility prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions above a predetermined consideration level without bank approval, and requires the Company to maintain certain financial ratios on an ongoing basis. The Credit Facility is secured by pledges of all of the outstanding capital stock of, or other equity interests in, the Company's subsidiaries, and a lien on substantially all of the assets of the Company.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           (a)    Not applicable.

           (b)    Not applicable.

           (c) In April 1998, the Company issued 55,131 shares of Common Stock to James W. Willis, Mark R. Johnson and Thurman H. Brown, II as consideration for achieving specified financial performance goals contained in the Stock Purchase Agreement in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                  In April 1998, pursuant to an Asset Purchase Agreement, the Company issued 34,781 shares of Common Stock to Marc B. Sternberg, D.D.S. and Steven H. Harlan, D.D.S. in partial consideration for the sale of certain assets and assumption of certain liabilities of Dental Care One in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                  In June 1998, pursuant to an Asset Purchase Agreement, the Company issued 2,257 shares of Common Stock to Louis Garcia, D.D.S. in partial consideration for the sale of certain assets and assumption of certain liabilities of Louis Garcia, D.D.S in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                  In June 1998, pursuant to an Asset Purchase Agreement, the Company issued 2,500 shares of Common Stock to A. Scott Terry, D.D.S. in partial consideration for the sale of certain assets and assumption of certain liabilities of A. Scott Terry, D.D.S., S.C. in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                  In June 1998, pursuant to an Asset Purchase Agreement, the Company issued 27,686 shares of Common Stock to certain shareholders of Managed Dental Care Centers, Inc. in partial consideration for the sale of certain assets and assumption of certain liabilities of Managed Dental Care Centers, Inc. in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

                  At the Annual Meeting of Stockholders of the Company held on May 14, 1998, the stockholders of the Company approved the election of John E. Maupin, Jr., the Board of Directors' nominee, as a Class I Director of the Company to hold office until the 2001 Annual Meeting of Stockholders and until his successor is duly elected and qualified. No other nominations were made. The total number of votes cast for the election of the Class I Director was 8,568,328. Set forth below is a tabulation of the vote:

                                         Votes For         Votes Withheld
                                         ---------         --------------
               John E. Maupin, Jr.       8,550,743            17,585

                 There were no broker non-votes on this matter.

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


                                   MONARCH DENTAL CORPORATION



Date:  August 14, 1998             By:  /s/ Gary W. Cage
                                        ---------------------------------------
                                        Gary W. Cage
                                        Chief Executive Officer


Date:  August 14, 1998             By:  /s/ Steven G. Peterson
                                        ----------------------------------------
                                        Steven G. Peterson
                                        Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
  11               Statement re:  Computation of per share earnings data
  27               Financial Data Schedules