Form 10-Q
period 1998-09-30
MONARCH DENTAL CORP
filed 1998-11-17
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ----------

                                   FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                 Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

         Class                              Outstanding as of November 13, 1998
         -----                              -----------------------------------
Common Stock, $.01 par value                             11,931,582

                           MONARCH DENTAL CORPORATION


                                     INDEX

                                                                                                   Page No.
Part I.    Financial Information

           Item 1.     Report of Independent Public Accountants                                       3

           Item 2.     Consolidated Financial Statements                                              4

           Item 3.     Management's Discussion and Analysis of Financial Condition

                       and Results of Operations                                                      9


Part II.   Other Information

           Item 2.     Changes in Securities and Use of Proceeds                                      19

           Item 6.     Exhibits and Reports Filed on Form 8-K                                         19

Signatures                                                                                            20

Exhibit Index                                                                                         21

                         PART I.  FINANCIAL INFORMATION

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the stockholders of
Monarch Dental Corporation:


We have reviewed the accompanying consolidated balance sheet of Monarch Dental Corporation (a Delaware corporation) and subsidiaries as of September 30, 1998 and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

                                            ARTHUR ANDERSEN LLP
Dallas, Texas
  November 10, 1998

                  MONARCH DENTAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                              September 30,      December 31,
                                                                                  1998               1997
                                                                              -------------      ------------
                                                                              (Unaudited)
                                     ASSETS

     Current assets:
        Cash and cash equivalents                                             $   5,908,551      $  2,975,142
        Accounts receivable, net of allowances of approximately
               $8,832,000 and $2,865,000, respectively                           12,125,035         5,855,694
        Prepaid expenses                                                          1,322,381           255,773
                                                                              -------------      ------------
             Total current assets                                                19,355,967         9,086,609
     Property and equipment, net of accumulated depreciation of
           approximately $8,064,000 and $4,381,000, respectively                 18,402,174         8,665,758
     Intangible assets, net of accumulated amortization of
                approximately $3,331,000 and $1,677,000, respectively           124,570,034        46,261,511
     Other assets                                                                 4,615,518           577,794
                                                                              -------------      ------------
            Total assets                                                      $ 166,943,693      $ 64,591,672
                                                                              =============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Accounts payable                                                      $   7,238,679      $  1,898,118
        Accrued payroll                                                           2,116,264         1,798,487
        Accrued liabilities                                                      12,826,703         1,066,454
        Taxes payable                                                             1,133,520           297,380
        Payable to affiliated dental group practices                              3,446,975         2,071,564
        Current maturities of notes payable and capital lease obligations         5,090,733           617,582
                                                                              -------------      ------------

             Total current liabilities                                           31,852,874         7,749,585
     Deferred income taxes                                                        3,054,407         2,264,312
     Notes payable                                                               66,096,921        10,350,512
     Capital lease obligations                                                      922,620           849,425
     Other liabilities                                                            3,057,630         1,241,666
                                                                              -------------      ------------
             Total liabilities                                                  104,984,452        22,455,500
     Minority interest in combined subsidiaries                                      98,239           170,653
     Commitments and contingencies
     Stockholders' equity:
        Preferred Stock, $.01 par value, 2,000,000 shares authorized;
          no shares issued or outstanding                                               --                --
        Common Stock, $.01 par value, 50,000,000 shares authorized;
          11,931,582 and 10,228,473 shares issued and outstanding
          respectively                                                              119,316           102,285
        Additional paid-in capital                                               63,269,398        47,534,874
        Retained earnings (deficit)                                              (1,527,712)       (5,671,640)
                                                                              -------------      ------------
             Total stockholders' equity                                          61,861,002        41,965,519
                                                                              -------------      ------------
             Total liabilities and stockholders' equity                       $ 166,943,693      $ 64,591,672
                                                                              =============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                       ---------------------------   -------------------------
                                                           1998            1997         1998          1997
                                                       ------------    -----------   -----------   -----------
 Dental group practices revenue, net                   $ 34,090,265    $17,436,339   $84,222,787   $48,157,197
 Less - Amounts retained by dental group practices       11,177,506      5,673,996    27,061,293    16,160,255
                                                       ------------    -----------   -----------   -----------
 Net revenue                                             22,912,759     11,762,343    57,161,494    31,996,942
 Operating expenses:
          Clinical salaries and benefits                  6,490,228      2,986,584    15,471,508     8,286,618
          Other salaries and benefits                     2,762,065      1,765,652     7,211,381     4,779,086
          Dental supplies                                 1,624,394      1,119,034     4,526,085     3,036,627
          Laboratory fees                                 1,510,029        769,749     3,798,641     2,021,608
          Occupancy                                       1,736,411        955,151     4,408,771     2,617,162
          Advertising                                       598,528        515,663     1,692,038     1,261,961
          Depreciation and amortization                   1,719,016        724,169     4,046,857     1,957,498
          General and administrative                      3,237,284      1,636,532     8,166,229     4,608,611
                                                       ------------    -----------   -----------   -----------
                                                         19,677,955     10,472,534    49,321,510    28,569,171
                                                       ------------    -----------   -----------   -----------
 Operating income                                         3,234,804      1,289,809     7,839,984     3,427,771
 Interest expense, net                                      481,906        149,557       995,821     1,374,406
 Minority interest in combined subsidiaries                 (15,143)        30,178        49,235        30,178
                                                       ------------    -----------   -----------   -----------
 Income before income taxes and extraordinary item        2,768,041      1,110,074     6,794,928     2,023,187
 Income taxes                                             1,080,000        428,532     2,651,000       783,815
                                                       ------------    -----------   -----------   -----------
 Income before extraordinary item                         1,688,041        681,542     4,143,928     1,239,372
 Extraordinary loss on early extinguishment of debt,
          net of applicable tax benefit of $166,540              --        263,796            --       263,796
                                                       ------------    -----------   -----------   -----------
 Net income                                            $  1,688,041    $   417,746   $ 4,143,928   $   975,576
                                                       ============    ===========   ===========   ===========
 Net income per common share:
          Income before extraordinary item             $       0.16    $      0.08   $      0.40   $      0.24
          Extraordinary item                                     --           0.03            --          0.05
                                                       ------------    -----------   -----------   -----------
          Net income                                   $       0.16    $      0.05   $      0.40   $      0.19
                                                       ============    ===========   ===========   ===========
 Net income per common share - assuming dilution:
          Income before extraordinary item             $       0.16    $      0.07   $      0.39   $      0.16
          Extraordinary item                                     --           0.03            --          0.03
                                                       ------------    -----------   -----------   -----------
          Net income                                   $       0.16    $      0.04   $      0.39   $      0.13
                                                       ============    ===========   ===========   ===========
 Weighted average number of common shares
          outstanding                                    10,708,241      8,746,347    10,424,157     5,101,724
                                                       ============    ===========   ===========   ===========
 Weighted average number of common and common
          equivalent shares outstanding                  10,796,667      9,587,293    10,585,986     7,716,925
                                                       ============    ===========   ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial Statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine months ended
                                                                            September 30,
                                                                   ------------------------------
                                                                       1998              1997
                                                                   ------------      ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $  4,143,928      $    975,576
    Adjustments to reconcile net income to net cash
        provided by operating activities -
        Depreciation and amortization                                 4,046,857         1,957,498
        Extraordinary loss                                                   --           263,796
        Minority interest in combined subsidiaries                       49,235            30,178
        Changes in assets and liabilities, net of effects from
              acquisitions -
              Accounts receivable, net                               (1,963,896)         (438,036)
              Prepaid expenses                                         (438,169)          (35,978)
              Other noncurrent assets                                  (784,774)          (49,257)
              Accounts payable and accrued expenses                   1,034,099           298,724
              Other liabilities                                        (576,465)          (25,963)
              Deferred income taxes                                     770,524           487,915
                                                                   ------------      ------------
                 Net cash provided by operating activities            6,281,339         3,464,453
                                                                   ------------      ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                              (5,329,372)       (1,501,941)
    Cash paid for dental group practices, including
        related costs, net of cash acquired                         (49,452,034)       (7,407,614)
                                                                   ------------      ------------
                 Net cash used in investing activities              (54,781,406)       (8,909,555)
                                                                   ------------      ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable, net of issuance costs               52,750,000         4,985,000
    Payments on notes payable and capital lease obligations          (1,363,785)      (27,314,751)
    Distribution to stockholders/partners                              (102,176)          (20,000)
    Repurchase of Common Stock                                               --            (1,811)
    Repurchase of Redeemable Preferred Stock                                 --        (8,000,000)
    Issuance of common stock                                            149,437        38,597,913
                                                                   ------------      ------------
                 Net cash provided by financing                      51,433,476         8,246,351
                                                                   ------------      ------------
 NET INCREASE IN CASH                                                 2,933,409         2,801,249

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       2,975,142         1,059,337
                                                                   ------------      ------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  5,908,551      $  3,860,586
                                                                   ============      ============
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for interest                         $    689,500      $  1,221,849
                                                                   ============      ============
    Cash paid for taxes                                            $  2,024,600      $    300,000
                                                                   ============      ============
    Equipment acquired under capital leases                        $    855,038      $    666,176
                                                                   ============      ============
    Debt assumed through acquisitions                              $ 42,936,288      $  1,128,000
                                                                   ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MONARCH DENTAL CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1.       DESCRIPTION OF BUSINESS

         Monarch Dental Corporation ("Monarch"), a Delaware corporation, and subsidiaries (collectively, the "Company"), manages dental group practices in selected markets including Dallas-Fort Worth, Houston, San Antonio, Midland- Odessa and Austin, Texas; Wisconsin; Arkansas; Indiana; Colorado; Cleveland and Dayton, Ohio; New Mexico; Northern and Southern Virginia; Florida; Atlanta, Georgia; Pittsburgh and Philadelphia, Pennsylvania; Northern New Jersey; Arizona and Utah. As of September 30, 1998, the Company managed 194 dental group practices in Texas, Wisconsin, Arkansas, Indiana, Colorado, Ohio, New Mexico, Virginia, Florida, Georgia, Pennsylvania, New Jersey, Arizona and Utah.

2.       BASIS OF PRESENTATION

         The financial statements for the three and nine months ended September 30, 1998 and 1997, have been prepared by the Company, without audit, pursuant to Accounting Principles Board (ABP) Opinion No. 28, "Interim Financial Reporting." Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to APB Opinion No. 28; nevertheless, management of the Company believes that the disclosures herein are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three and nine months ended September 30, 1998 and 1997, have been included herein. The results of operations for the three- and nine-month periods are not necessarily indicative of the results for the full year.

         In November 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued guidance in EITF 97-2 on certain accounting matters relating to the physician practice management industry including criteria for the consolidation of professional corporation revenue under management agreements. The Company has determined that it meets the criteria for consolidation under its management agreements and will adopt the provisions of EITF 97-2 in the fourth quarter of 1998. Adoption of the new accounting standard will not have a material impact on the Company's financial position or results of operation.

         Other Liabilities. Other liabilities consist primarily of reserves related to acquisitions accounted for as purchases and deferred rent for the Company's facilities.

3.       BUSINESS COMBINATIONS

         Effective February 2, 1998 and March 1, 1998, the Company acquired certain assets and assumed certain liabilities of E. Harrison Cole, D.D.S. in Indianapolis, Indiana and Dental Care One in Dayton, Ohio for an aggregate purchase consideration of $3.0 million, consisting of $2.5 million in cash and 38,037 shares of Common Stock in asset purchase transactions accounted for as purchases.

         Effective May 1, 1998, June 1, 1998 and June 1, 1998, the Company acquired certain assets and assumed certain liabilities of H.T. Green, D.D.S. in San Antonio, Texas, A. Scott Terry, D.D.S., S.C. in Manitowoc, Wisconsin and Louis Garcia, D.D.S. in San Antonio, Texas for an aggregate purchase consideration of $602,000, consisting of $534,000 in cash and 4,757 shares of Common Stock in asset purchase transactions accounted for as purchases.

         Effective June 1, 1998, the Company acquired certain assets and assumed certain liabilities of Managed Dental Care Centers, Inc. in Dallas, Texas, for $2.2 million, consisting of $2.0 million in cash and 27,686 shares of Common Stock in an asset purchase transaction accounted for as a purchase.

         Effective September 1, 1998, the Company acquired certain assets and assumed certain liabilities of Gary Paterick, D.D.S. in Abilene, Texas, for $274,000, consisting of $211,000 in cash and 4,689 shares of Common Stock in an asset purchase transaction accounted for as a purchase.

         Effective September 1, 1998, the Company acquired certain assets and assumed certain liabilities of Valley Forge Dental Associates, Inc. in King of Prussia, Pennsylvania, for $55.7 million, consisting of 1,559,111 shares of Common Stock and the assumption of $42.0 million of debt in an asset purchase transaction accounted for as a purchase.

         Effective September 1, 1998, the Company acquired certain assets and assumed certain liabilities of Talbert Medical Management Corporation, which operated dental offices in Utah and Arizona, for $7.0 million in cash in an asset purchase transaction accounted for as a purchase.

         The following unaudited pro forma information reflects the effect of acquisitions and the initial public offering on the consolidated results of operations of the Company had the acquisitions and the initial public offering occurred at January 1, 1997. Future results may differ substantially from pro forma results and cannot be considered indicative of future results.



         --------------------------------------------------------------------------------------
                                                                Nine Months Ended September 30,
         --------------------------------------------------------------------------------------
         (Unaudited; in thousands)                                1998                 1997
         --------------------------------------------------------------------------------------
         Dental group practices revenue, net                     $ 125,576         $  70,788
         --------------------------------------------------------------------------------------
         Net income                                              $   1,332         $   1,204
         --------------------------------------------------------------------------------------
         Net income per common share - assuming
         dilution                                                $    0.11         $     0.13
         --------------------------------------------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21B of the Securities and Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, the constantly changing health care environment, the pace and success of the Company's development and acquisition activity, the reimbursement rates for dental services, and other risks detailed in the Company's Securities and Exchange Commission filings. Other risk factors are listed in the Company's Prospectus dated July 17, 1997 as filed with the U.S. Securities and Exchange Commission.

OVERVIEW

         The Company manages dental group practices in selected markets. At September 30, 1998, these markets included Dallas-Fort Worth, Houston, San Antonio, Midland-Odessa and Austin, Texas; Wisconsin; Arkansas; Indiana; Colorado; Cleveland and Dayton, Ohio; New Mexico; Northern and Southern Virginia; Florida; Atlanta, Georgia; Pittsburgh and Philadelphia, Pennsylvania; Northern New Jersey; Arizona and Utah. The managed dental facilities (each, a "Dental Office" and collectively, the "Dental Offices") provide general dentistry services such as examinations, cleanings, fillings, bonding, placing crowns and fitting and placing fixed or removable prostheses. Many of the Dental Offices also provide specialty dental services such as orthodontics, oral surgery, endodontics, periodontics and pediatric dentistry. The Company focuses on fee-for-service dentistry, supplementing this business with revenue from contracts with capitated managed dental care plans.

         The Company seeks to build geographically dense networks of dental providers by expanding within its existing markets. The Company has generated growth within its existing markets by increasing patient volume and fees in existing Dental Offices, either on a per-patient or per-procedure basis, by increasing the physical space of existing Dental Offices, by opening Dental Offices on a de novo basis and through acquisitions of existing dental practices. The Company has entered selected new markets by acquiring dental group practices, which have a significant market presence, or which the Company believes can achieve such a presence in the near term. The Company then seeks to use the acquired dental group practice as a "pedestal" from which to expand within the newly entered market.

         The following table sets forth the increase in the number of Dental Offices owned and managed by the Company during each of the years indicated, including the number of de novo Dental Offices and acquired Dental Offices in each such year.

                                  1994   1995   1996   1997     1998 (1)
                                  ----   ----   ----   ----     --------
 Offices at beginning of period      9     10     12     53       99
 De novo offices                     1      2      2      7        7
 Acquired offices                   --     --     39     39       90
 Closed offices                     --     --     --     --       (2)
                                  ----   ----   ----   ----     ----
 Offices at end of period           10     12     53     99      194
                                    ==     ==     ==     ==     ====

(1) Through September 30, 1998


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Dental group practices revenue, net. Revenue increased to $34.1 million for the three months ended September 30, 1998 from $17.4 million for the three months ended September 30, 1997, an increase of $16.7 million, or 95.5%. This increase resulted primarily from acquisitions and to a lesser extent expansion in existing markets. The acquisitions of Three Peaks Dental Health L.P. ("Three Peaks"), Press Family Dental, Dental America, Dental Care One, Managed Dental Care Centers, Inc. ("MDCC"), Valley Forge Dental Associates, Inc. ("Valley Forge") and Talbert Medical Management Corporation ("Talbert") in November 1997, November 1997, December 1997, March 1998, June 1998, September 1998 and September 1998, respectively, contributed combined Revenue of $12.4 million for the three months ended September 30, 1998. Dental offices in the Dallas-Fort Worth, Houston, Wisconsin, Arkansas and Indiana markets (the "existing markets") contributed an additional $4.3 million of the increase in Revenue in the three months ended September 30, 1998 resulting primarily from the opening of nine de novo Dental Offices, the physical expansion of seven existing Dental Offices and the acquisition of nine dental practices.

         Fee-for-service Revenue (i.e., Revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased to $20.3 million for the three months ended September 30, 1998 from $10.8 million for the three months ended September 30, 1997, an increase of $9.5 million, or 89.8%. This increase resulted primarily from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which contributed combined fee-for-service Revenue of $7.6 million for the three months ended September 30, 1998. In existing markets, fee-for-service Revenue increased to $12.7 million for the three months ended September 30, 1998 from $10.8 million for the three months ended September 30, 1997, representing an increase of $1.9 million, or 18.6%. The increase in existing markets resulted primarily from the opening of nine de novo Dental Offices, the physical expansion of seven existing Dental Offices and the acquisition of nine dental practices. Managed dental care Revenue (i.e., Revenue from capitated managed dental care plans, including capitation payments and patient co-payments) increased to $13.8 million for the three months ended September 30, 1998 from $6.6 million for the three months ended September 30, 1997, an increase of $7.2 million, or 107.0%. This increase resulted in part from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which contributed combined managed dental care Revenue of $4.8 million for the three months ended September 30, 1998. In existing markets, managed dental care Revenue increased to $9.0 million for the three months ended September 30, 1998 from $6.6 million for the three months ended September 30, 1997, an increase of $2.4 million or 36.5%. The increase in existing markets resulted primarily from the opening of nine de novo Dental Offices, the physical expansion of seven existing Dental Offices and the acquisition of nine dental practices. As a percentage of Revenue, fee-for-service Revenue decreased to 59.6% from 61.7% for the three months ended September 30, 1998 and 1997, respectively.

         Amounts retained by dental group practices. Amounts retained by dental group practices increased to $11.2 million for the three months ended September 30, 1998 from $5.7 million for the three months ended September 30, 1997, an increase of $5.5 million, or 97.0%. The increase resulted primarily from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which together added amounts retained by dental group practices of $4.2 million for the three months ended September 30, 1998. In existing markets, amounts retained by dental group practices increased $1.3 resulting from an increase in dentist and hygienist compensation due to a higher level of production at the Dental Offices, the opening of nine de novo Dental Offices, the physical expansion of seven existing Dental Offices and the acquisition of nine dental practices. As a percent of Revenue, amounts retained by dental group practices increased slightly to 32.8% from 32.5% for the three months ended September 30, 1998 and 1997, respectively.

         Clinical salaries and benefits. Clinical salaries and benefits expense increased to $6.5 million for the three months ended September 30, 1998 from $3.0 million for the three months ended September 30, 1997, an increase of $3.5 million, or 117.3%. The increase resulted primarily from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which added combined clinical salaries and benefits expense of $2.7 million for the three months ended September 30,1998. In existing markets, clinical salaries and benefits expense increased $786,000 resulting primarily from the opening of nine de novo Dental Offices, the physical expansion of seven existing Dental Offices and the acquisition of nine dental practices. As a percent of Revenue, clinical salaries and benefits expense increased to 19.0% from 17.1% for the three months ended September 30, 1998 and 1997, respectively. This increase was due principally to the acquisitions having higher clinical salaries and benefits expense as a percent of Revenue than the Company's existing operations.

         Other salaries and benefits. Other salaries and benefits expense increased to $2.8 million for the three months ended September 30, 1998 from $1.8 million for the three months ended September 30, 1997, an increase of $996,000, or 56.4%. The increase resulted primarily from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which added combined other salaries and benefits expense of $675,000 for the three months ended September 30,1998. In existing markets, other salaries and benefits expense increased $321,000 primarily from the building of additional corporate infrastructure to manage growth. As a percent of Revenue, other salaries and benefits expense decreased to 8.1% from 10.1% for the three months ended September 30, 1998 and 1997, respectively. This decrease was due principally to leveraging corporate expenses against additional Revenue resulting from acquisitions and expansion in existing markets.

         Dental supplies. Dental supplies expense increased to $1.6 million for the three months ended September 30, 1998 from $1.1 million for the three months ended September 30, 1997, an increase of $505,000, or 45.2%. This increase resulted primarily from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which added $652,000 of combined dental supplies expense for the three months ended September 30, 1998. In existing markets, dental supplies expense decreased $147,000 as a result of leveraging supply contracts against expansion in existing markets. As a percent of Revenue, dental supplies expense decreased to 4.8% from 6.4% for the three months ended September 30, 1998 and 1997, respectively. This decrease was due principally to the leveraging of supply contracts with expansion in existing markets.

         Laboratory fees. Laboratory fee expense increased to $1.5 million for the three months ended September 30, 1998 from $770,000 for the three months ended September 30, 1997, an increase of $740,000, or 96.2%. This increase resulted primarily from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which added combined laboratory fee expense of $733,000 for the three months ended September 30, 1998. In existing markets, laboratory fee expense increased $7,000 as a result of increased production. As a percent of Revenue, laboratory fee expense remained constant at 4.4% for the three months ended September 30, 1998 and 1997.

         Occupancy.    Occupancy expense increased to $1.7 million for the
three months ended September 30, 1998 from $955,000 for the three months ended September 30, 1997, an increase of $781,000, or 81.8%. This increase resulted primarily from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which added a combined $596,000 to occupancy expense for the three months ended September 30, 1998.
In existing markets, occupancy expense increased $185,000 resulting primarily from the opening of nine de novo Dental Offices, the physical expansion of seven existing Dental Offices and the acquisition of nine dental practices. As a percent of Revenue, occupancy expense decreased slightly to 5.1% from 5.5% for the three months ended September 30, 1998 and 1997, respectively.

         Advertising. Advertising expense increased to $599,000 for the three months ended September 30, 1998 from $516,000 for the three months ended September 30, 1997, an increase of $83,000, or 16.1%. This increase resulted from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which added a combined $189,000 to advertising expense for the three months ended September 30, 1998. In existing markets, there was a decrease of $106,000 in television and print advertising as a result of leveraging advertising expense against expansion in existing markets. As a percent of Revenue, advertising expense decreased to 1.8% from 3.0% for the three months ended September 30, 1998 and 1997, respectively. This decrease was due to the acquisitions having lower advertising expense as a percent of Revenue than the Company's existing operations and leveraging advertising expense with greater market penetration in existing markets.

         Depreciation and amortization. Depreciation and amortization expense increased to $1.7 million for the three months ended September 30, 1998 from $724,000 for the three months ended September 30, 1997, an increase of $995,000, or 137.4%. This increase resulted principally from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which added combined depreciation and amortization expense of $632,000 for the three months ended September 30, 1998.
Depreciation and amortization expense for existing markets increased $363,000 resulting primarily from the opening of nine de novo Dental Offices, the physical expansion of seven existing Dental Offices and the acquisition of nine dental practices. As a percent of Revenue, depreciation and amortization expense increased to 5.0% from 4.2% for the three months ended September 30, 1998 and 1997, respectively. This increase was due principally to the acquisitions having higher depreciation and amortization expense as a percent of Revenue than the Company's existing operations.

         General and administrative. General and administrative expense increased to $3.2 million for the three months ended September 30, 1998 from $1.6 million for the three months ended September 30, 1997, an increase of $1.6 million, or 97.8%. This increase resulted principally from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which added combined general and administrative expense of $1.1 million for the three months ended September 30, 1998. General and administrative expense for existing markets increased $467,000 resulting from the expansion of the Company's corporate infrastructure to manage growth. As a percent of Revenue, general and administrative expense increased slightly to 9.5% from 9.4% for the three months ended September 30, 1998 and 1997, respectively.

         Operating income. Operating income increased to $3.2 million for the three months ended September 30, 1998 from $1.3 million for the three months ended September 30, 1997, an increase of $1.9 million, or 150.8%. This increase resulted in part from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which added combined operating income of $831,000 for the three months ended September 30, 1998. Income from the Company's existing markets increased $1.6 million for the three months ended September 30, 1998, which was offset by increased corporate expenses of $498,000 due to the development of corporate infrastructure. As a percent of Revenue, operating income increased to 9.5% from 7.4% for the three months ended September 30, 1998 and 1997, respectively. This increase was due principally to the margin improvement in other salaries and benefits expense, dental supplies expense, occupancy expense and advertising expense.

         Interest expense, net. Interest expense, net increased to $482,000 for the three months ended September 30, 1998 from $150,000 for the three months ended September 30, 1997, an increase of $332,000, or 222.2%. This increase is attributable to the retirement of $24.8 million in outstanding debt under a prior credit facility with the use of proceeds obtained from the Company's initial public offering on July 23, 1997. This retirement was offset by subsequent borrowing by the Company under a new Credit Facility (the "Credit Facility") with a bank syndicate. Average debt outstanding for the three months ended September 30, 1998 was $28.0 million compared to average debt outstanding of $5.9 million for the three months ended September 30, 1997.

         Minority interest. Minority interest expense decreased to ($15,000) for the three months ended September 30, 1998 from $30,000 for the three months ended September 30, 1997, a decrease of $45,000, or 150.2%. This decrease resulted from lower net income relating to the acquisitions of Dental Centers of Indiana, Inc. ("DCI"), which owns a fifty percent ownership in two partnerships operating four Dental Offices in Indiana, Dental America, which owns a twenty percent interest in a group dental practice with two offices located in Midland and Odessa, Texas, and MDCC, which owns a thirty-five percent interest in a group dental practice with two offices in Austin, Texas and five offices in New Mexico for the three months ended September 30, 1998 and 1997, respectively.

         Income taxes. Income tax expense increased to $1.1 million for the three months ended September 30, 1998 from $429,000 for the three months ended September 30, 1997, an increase of $651,000, or 152.0%. This increase was the result of higher net income before taxes, which increased to $2.8 million for the three months ended September 30, 1998 from $1.1 million for the three months ended September 30, 1997, an increase of $1.7 million, or 149.4%.

         Extraordinary loss. The Company incurred an extraordinary loss of $264,000, net of tax for the three months ended September 30, 1997 as it extinguished its Credit Facility and wrote off $431,000 in unamortized loan fees, net of a tax benefit of $167,000.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Dental group practices revenue, net. Revenue increased to $84.2 million for the nine months ended September 30, 1998 from $48.2 million for the nine months ended September 30, 1997, an increase of $36.0 million, or 74.9%. This increase resulted primarily from acquisitions and to a lesser extent expansion in existing markets. The acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert in November 1997, November 1997, December 1997, March 1998, June 1998, September 1998 and September 1998, respectively, which contributed combined Revenue of $21.2 million for the nine months ended September 30, 1998. Revenue for the Dental offices in existing markets increased $14.8 million, or 30.8% for the nine months ended September 30, 1998, resulting primarily from the opening of nine de novo Dental Offices, the physical expansion of seven existing Dental Offices, the acquisition of nine dental practices and the acquisitions of United Dental Care Tom Harris D.D.S. and Associates ("United") and DCI in April 1997 and August 1997, respectively, which provided three and seven additional months of Revenue for the nine months ended September 30, 1998.

         Fee-for-service Revenue increased to $51.6 million for the nine months ended September 30, 1998 from $29.6 million for the nine months ended September 30, 1997, an increase of $22.0 million, or 74.6%. This increase resulted from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which contributed combined fee-for-service Revenue of $14.4 million for the nine months ended September 30, 1998. In existing markets, fee-for-service Revenue increased to $37.2 million for the nine months ended September 30, 1998 from $29.6 million for the nine months ended September 30, 1997, representing an increase of $7.6 million or 25.9%. This increase resulted primarily from the opening of nine de novo Dental Offices, the physical expansion of seven existing Dental Offices, the acquisition of nine dental practices and the acquisitions of United and DCI in April 1997 and August 1997, respectively, which provided three and seven additional months of Revenue for the nine months ended September 30, 1998. Managed dental care Revenue increased to $32.6 million for the nine months ended September 30, 1998 from $18.5 million for the nine months ended September 30, 1997, an increase of $14.1 million, or 76.1%. This increase resulted in part from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which contributed combined managed dental care Revenue of $6.8 million for the nine months ended September 30, 1998. In existing markets, managed dental care Revenue increased to $25.8 million for the nine months ended September 30, 1998 from $18.5 million for the nine months ended September 30, 1997, an increase of $7.3 million or 39.2%. This increase resulted primarily from the opening of nine de novo Dental Offices, the physical expansion of seven existing Dental Offices, the acquisition of nine dental practices and the acquisitions of United and DCI in April 1997 and August 1997, respectively, which provided three and seven additional months of managed dental care Revenue for the nine months ended September 30, 1998. As a percentage of Revenue, fee-for-service Revenue decreased to 61.3% from 61.5% for the nine months ended September 30, 1998 and 1997, respectively.

         Amounts retained by dental group practices. Amounts retained by dental group practices increased to $27.1 million for the nine months ended September 30, 1998 from $16.2 million for the nine months ended September 30, 1997, an increase of $10.9 million, or 67.5%. The increase resulted from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which together added amounts retained by dental group practices of $6.7 million for the nine months ended September 30, 1998. In existing markets, amounts retained by dental group practices increased $4.2 million, or 25.7%, as dentist and hygienist compensation increased as a result of a higher level of production at the Dental Offices, the opening of nine de novo Dental Offices, the physical expansion of seven existing Dental Offices, the acquisition of nine dental practices and the acquisitions of United and DCI in April 1997 and August 1997, respectively, which contributed three and seven additional months of amounts retained by dental group practices for the nine months ended September 30, 1998. As a percent of Revenue, amounts retained by dental group practices decreased to 32.1% from 33.6% for the nine months ended September 30, 1998 and 1997, respectively. This decrease was due to the acquisitions having lower amounts retained by dental group practices as a percent of Revenue than the Company's existing operations, and a reduction in the amounts retained by dental group practices as a percent of Revenue for the Company's current markets.

         Clinical salaries and benefits. Clinical salaries and benefits increased to $15.5 million for the nine months ended September 30, 1998 from $8.3 million for the nine months ended September 30, 1997, an increase of $7.2 million, or 86.7%. The increase resulted from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which together added combined clinical salaries and benefits expense of $4.8 million for the nine months ended September 30, 1998. In existing markets, clinical salaries and benefits expense increased $2.4 million resulting primarily from the opening of nine de novo Dental Offices, the physical expansion of seven existing Dental Offices, the acquisition of nine dental practices and the acquisitions of United and DCI in April 1997 and August 1997, respectively, which provided three and seven additional months of clinical salaries and benefits expense for the nine months ended September 30, 1998. As a percent of Revenue, clinical salaries and benefits expense increased to 18.4% from 17.2% for the nine months ended September 30, 1998 and 1997, respectively. This increase was due principally to the acquisitions having higher clinical salaries and benefits expense as a percent of Revenue than the Company's existing operations.

         Other salaries and benefits. Other salaries and benefits expense increased to $7.2 million for the nine months ended September 30, 1998 from $4.8 million for the nine months ended September 30, 1997, an increase of $2.4 million, or 50.9%. The increase resulted from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which added combined other salaries and benefits expense of $1.2 for the nine months ended September 30, 1998. In existing markets, other salaries and benefits expense increased $1.2 primarily from the building of additional corporate infrastructure to manage growth. As a percent of Revenue, other salaries and benefits expense decreased to 8.6% from 9.9% for the nine months ended September 30, 1998 and 1997, respectively. This decrease was due principally to leveraging corporate expenses against additional Revenue resulting from acquisitions and expansion in existing markets.

         Dental supplies. Dental supplies expense increased to $4.5 million for the nine months ended September 30, 1998 from $3.0 million for the nine months ended September 30, 1997, an increase of $1.5 million, or 49.0%. This increase resulted from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which added $1.3 of combined dental supplies expense for the nine months ended September 30, 1998. In existing markets, dental supplies expense increased $237,000 as a result of increased production and the acquisitions of United and DCI in April 1997 and August 1997, respectively, which provided three and seven additional months of dental supplies expense for the nine months ended September 30, 1998. As a percent of Revenue, dental supplies expense decreased to 5.4% from 6.3% for the nine months ended September 30, 1998 and 1997, respectively. This decrease was due principally to the leveraging of supply contracts with expansion in existing markets.

         Laboratory fees. Laboratory fee expense increased to $3.8 million for the nine months ended September 30, 1998 from $2.0 million for the nine months ended September 30, 1997, an increase of $1.8 million, or 87.9%. This increase resulted from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which added combined laboratory fee expense of $1.2 for the nine months ended September 30, 1998.
In existing markets, laboratory fee expense increased $537,000 as a result of increased production. As a percent of Revenue, laboratory fee expense increased slightly to 4.5% from 4.2% for the nine months ended September 30, 1998 and 1997, respectively.

         Occupancy.    Occupancy expense increased to $4.4 million for the nine
months ended September 30, 1998 from $2.6 million for the nine months ended September 30, 1997, an increase of $1.8 million, or 68.5%. This increase resulted from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which added a combined $1.1 million to occupancy expense for the nine months ended September 30, 1998. In existing markets, occupancy expense increased $738,000 resulting primarily from the opening of nine de novo Dental Offices, the physical expansion of seven existing Dental Offices, the acquisition of nine dental practices and the acquisitions of United and DCI in April 1997 and August 1997, respectively, which provided three and seven additional months of occupancy expense for the nine months ended September 30, 1998. As a percent of Revenue, occupancy expense decreased slightly to 5.2% from 5.4% for the nine months ended September 30, 1998 and 1997, respectively.

         Advertising. Advertising expense increased to $1.7 million for the nine months ended September 30, 1998 from $1.3 million for the nine months ended September 30, 1997, an increase of $430,000, or 34.1%. This increase resulted from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which added a combined $405,000 to advertising expense for the nine months ended September 30, 1998. There was an increase of $25,000 in television and print advertising in existing markets for the nine months ended September 30, 1998. As a percent of Revenue, advertising expense decreased to 2.0% from 2.6% for the nine months ended September 30, 1998 and 1997, respectively. This decrease resulted from leveraging advertising expense with greater market penetration in existing markets.

         Depreciation and amortization. Depreciation and amortization expense increased to $4.0 million for the nine months ended September 30, 1998 from $1.9 million for the nine months ended September 30, 1997, an increase of $2.1 million, or 106.7%. This increase resulted from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which added combined depreciation and amortization expense of $1.1 million for the nine months ended September 30, 1998. Depreciation and amortization expense for existing markets increased $1.0 million resulting primarily from the opening of nine de novo Dental Offices, the physical expansion of seven existing Dental Offices, the acquisition of nine dental practices and the acquisitions of United and DCI in April 1997 and August 1997, respectively, which provided three and seven additional months of depreciation and amortization expense for the nine months ended September 30, 1998. As a percent of Revenue, depreciation and amortization expense increased to 4.8% from 4.1% for the nine months ended September 30, 1998 and 1997, respectively. This increase was due principally to the acquisitions having higher depreciation and amortization expense as a percent of Revenue than the Company's existing operations.

         General and administrative. General and administrative expense increased to $8.2 million for the nine months ended September 30, 1998 from $4.6 million for the nine months ended September 30, 1997, an increase of $3.6 million, or 77.2%. This increase resulted from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which added combined general and administrative expense of $1.7 million for the nine months ended September 30, 1998. General and administrative expense for existing markets increased $1.9 million resulting from the expansion of the Company's corporate infrastructure to manage growth. As a percent of Revenue, general and administrative expense increased slightly to 9.7% from 9.6% for the nine months ended September 30, 1998 and 1997, respectively.

         Operating income. Operating income increased to $7.8 million for the nine months ended September 30, 1998 from $3.4 million for the nine months ended September 30, 1997, an increase of $4.4 million, or 128.7%. This increase resulted from the acquisitions of Three Peaks, Press Family Dental, Dental America, Dental Care One, MDCC, Valley Forge and Talbert which added combined operating income of $1.7 million for the nine months ended September 30, 1998. Income from the Company's existing markets increased $4.1 million for the nine months ended September 30, 1998, which was offset by increased corporate expenses of $1.4 due to the development of corporate infrastructure. As a percent of Revenue, operating income increased to 9.3% from 7.1% for the nine months ended September 30, 1998 and 1997, respectively. This increase was due principally to the acquisitions experiencing higher operating margins than the Company's existing operations and margin improvement in amounts retained by dental group practices, other salaries and benefits expense, dental supplies expense, occupancy expense and advertising expense.

         Interest expense, net. Interest expense, net decreased to $996,000 for the nine months ended September 30, 1998 from $1.4 million for the nine months ended September 30, 1997, a decrease of $379,000, or 27.5%. This decrease is attributable to the retirement of $24.8 million in outstanding debt under a prior credit facility with the use of proceeds obtained from the Company's initial public offering on July 23, 1997. This retirement was partially offset by subsequent borrowing by the Company under a new Credit Facility. Average debt outstanding for the nine months ended September 30, 1998 was $17.8 million compared to average debt outstanding of $17.9 million for the nine months ended September 30, 1997.

         Minority interest. Minority interest expense increased to $49,000 for the nine months ended September 30, 1998 from $30,000 for the nine months ended September 30, 1997, an increase of $19,000, or 63.1%. This increase resulted from higher net income relating to the acquisitions of DCI, which owns a fifty percent ownership in two partnerships operating four Dental Offices in Indiana, Dental America, which owns a twenty percent interest in a group dental practice with two offices located in Midland and Odessa, Texas, and MDCC, which owns a thirty-five percent interest in a group dental practice with two offices in Austin, Texas and five offices in New Mexico for the nine months ended September 30, 1998 and 1997, respectively.

         Income taxes. Income tax expense increased to $2.7 million for the nine months ended September 30, 1998 from $784,000 for the nine months ended September 30, 1997, an increase of $1.9 million, or 238.2%. This increase was the result of higher net income before taxes, which increased to $6.8 million for the nine months ended September 30, 1998 from $2.0 million for the nine months ended September 30, 1997, an increase of $4.8 million, or 235.9%.

         Extraordinary loss. The Company incurred an extraordinary loss of $264,000, net of tax for the nine months ended September 30, 1997 as it extinguished its Credit Facility and wrote off $431,000 in unamortized loan fees, net of a tax benefit of $167,000.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had a $12.5 million working capital deficit, representing a decrease of $13.8 million from the working capital surplus of $1.3 million at December 31, 1997. This working capital deficit included current liabilities of $31.9 million, consisting of $7.2 million in accounts payable, $15.0 million in accrued liabilities, $1.1 million in income taxes payable, $3.5 million in amounts payable to dental group practices as consideration for accounts receivable acquired from such group practices and $5.1 million in current maturities of notes payable and capital lease obligations. Current liabilities were offset by current assets of $19.4 million, consisting of $5.9 million in cash and cash equivalents, $12.2 million in accounts receivable, net of allowances and prepaid expenses of $1.3 million. The Company's principal sources of liquidity as of September 30, 1998 consisted of cash and cash equivalents, net accounts receivable and borrowing capacity under the Credit Facility. There can be no assurance the Company will not have working capital deficits in the future, particularly if additional indebtedness requires current amortization of principal.

         For the nine months ended September 30, 1998 and 1997, cash provided by operations was $6.3 million and $3.5 million, respectively.

         Cash used in investing activities was $54.8 million for the nine months ended September 30, 1998 and $8.9 million for the nine months ended September 30, 1997. In the nine months ended September 30, 1998, $49.5 million was utilized for acquisitions and $5.3 million was invested in the purchase of additional property and equipment. In the nine months ended September 30, 1997, $7.4 million was utilized for acquisitions and $1.5 million was invested in the purchase of additional property and equipment.

         For the nine months ended September 30, 1998 and 1997, cash provided by financing activities was $51.4 million and $8.2 million, respectively. In the nine months ended September 30, 1998, the cash provided was comprised of $51.4 million in net borrowings and $149,000 in proceeds from the issuance of stock offset by $102,000 in partnership distributions. In the nine months ended September 30, 1997, the cash provided was comprised of $38.6 million in proceeds from the issuance of stock, offset by the net repayment of $22.4 million in outstanding debt and payments to owners of Redeemable Preferred Stock of $8.0 million to redeem this stock in conjunction with the Company's initial public offering on July 23, 1997.

         The Company has a Credit Facility, which expires November 4, 2002, with a bank syndicate. Under the Credit Facility, the Company may borrow up to $75.0 million. As of September 30, 1998, the Company had outstanding borrowings of $63.0 million under the Credit Facility. The amounts outstanding under the Credit Facility bear interest at variable rates which are based upon either the lender's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Facility. The Credit Facility prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions above a predetermined consideration level without bank approval, and requires the Company to maintain certain financial ratios on an ongoing basis. The Credit Facility is secured by pledges of all of the outstanding capital stock of, or other equity interests in, the Company's subsidiaries, and a lien on substantially all of the assets of the Company.

         The Company believes that the remaining available balance under the Credit Facility, together with cash generated from operations, will be sufficient to fund its near term liquidity needs for at least the next twelve months.

YEAR 2000 ISSUE

         The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

         Many existing computer programs and databases use two digits to identify a year in the date field (i.e., 98 would represent 1998). These programs and databases were not originally designed to operate after December 31, 1999. If not corrected, many computer programs and databases could fail or create erroneous results relating to the year 2000. If the Company, its significant customers, or suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on Company operations. However, the impact cannot be quantified at this time. The Company believes that its competitors face a similar risk.

         The Company is in the process of addressing the possible exposures related to the impact on its computer programs and databases of the year 2000 issue. Key management information systems and operational systems, including equipment with embedded microprocessors, have been or are currently being inventoried and assessed, and detailed plans have been or are currently being developed for the required program and database modifications or replacements. Progress against these plans is monitored and reported to management on a regular basis. Implementation of required changes to critical systems is expected to be completed during fiscal 1999. The Company is also focusing on major customers, which consist of third-party payors such as preferred provider plans, and certain key suppliers to assess their compliance. The Company expects to complete such assessment by December 31, 1998. In the event a material customer or supplier is not Year 2000 compliant, the Company's business, financial condition and results of operations could be materially and adversely affected.

         The costs incurred to date related to these programs have not been material and the Company does not expect its future costs related to these programs to be material. Such costs have been and will continue to be funded through operating cash flows. The Company presently believes that the total costs of achieving year 2000 compliance will not be material to its financial condition, liquidity, or results of operations.

         Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and systems; and remediation success of the Company's customers and suppliers.

         The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure," the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its Year 2000 project plan as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

                          PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           (a)   Not applicable.

           (b)   Not applicable.

           (c) In September 1998, pursuant to an Asset Purchase Agreement, the Company issued 4,689 shares of Common Stock to Gary Paterick, D.D.S. in partial consideration for the sale of certain assets and assumption of certain liabilities of Gary Paterick, D.D.S. in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                 In September 1998, pursuant to an Agreement and Plan of Merger, the Company issued 1,559,111 shares of Common Stock to certain shareholders of Valley Forge Dental Associates, Inc. in partial consideration for the sale of certain assets and assumption of certain liabilities of Valley Forge Dental Associates, Inc. in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                 In September 1998, pursuant to an Agreement and Plan of Merger, the Company granted options to purchase 300,000 shares of Common Stock at an exercise price of $11.375 per share to certain employees of the Company.

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

ITEM 6.    EXHIBITS AND REPORTS FILED ON FORM 8-K

           (a) Exhibits.
                 11       Statement re: Computation of per share earnings data
                 27       Financial Data Schedules

           (b)     Reports on Form 8-K.

                   The Company filed a Form 8-K, dated September 25, 1998, reporting the acquisition of Valley Forge Dental Associates, Inc.

                   The Company filed a Form 8-K, dated October 2, 1998, reporting the acquisition of certain assets of Talbert Medical Management Corporation.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MONARCH DENTAL CORPORATION



Date:  November 16, 1998                    By:  /s/ Gary W. Cage
                                                 -------------------------------
                                                 Gary W. Cage
                                                 Chief Executive Officer


Date:  November 16, 1998                    By:  /s/ Steven G. Peterson
                                                 -------------------------------
                                                 Steven G. Peterson
                                                 Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER           DESCRIPTION
------           -----------
  11             Statement re:Computation of per share earnings data
  27             Financial Data Schedules