Form 10-K405
period 1998-12-31
MONARCH DENTAL CORP
filed 1999-03-31
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO _________

                         COMMISSION FILE NUMBER: 0-22835

                           MONARCH DENTAL CORPORATION
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant on March 16, 1999 was approximately $23,543,366 based upon the closing price per share of the Registrant's Common Stock as reported on the Nasdaq Stock Market on March 16, 1999. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 16, 1999, there were 12,140,818 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Parts of this Report on Form 10-K indicated below:

         (1) The Annual Report to Stockholders for fiscal year ended December 31, 1998 (Part II).

         (2) The Company's definitive proxy statement dated April 5, 1999 for the Annual Meeting of Stockholders to be held on May 11, 1999 (Part III).


         STATEMENTS MADE OR INCORPORATED INTO THIS ANNUAL REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENT REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE RISKS ASSOCIATED WITH THE COMPANY'S ACQUISITION STRATEGY AND EXPANSION WITHIN EXISTING MARKETS, MANAGEMENT OF GROWTH AND COMPETITION, WHICH ARE DESCRIBED IN ITEM 7 OF PART II OF THIS
FORM 10-K UNDER THE CAPTION "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS."

                           MONARCH DENTAL CORPORATION


                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K


                                                                                                       Page No.
Part I.
           Item 1.       Business                                                                        4
           Item 2.       Properties                                                                      13
           Item 3.       Legal Proceedings                                                               13
           Item 4.       Submission of Matters to a Vote of Security Holders                             13

Part II.

           Item 5.       Market for Registrant's Common Equity and Related
                         Stockholder Matters                                                             14
           Item 6.       Selected Financial Data                                                          *
           Item 7.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                        *
           Item 8.       Financial Statements and Supplementary Data                                      *
           Item 9.       Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                                             16

Part III.

           Item 10.      Directors and Executive Officers of the Registrant                              **
           Item 11.      Executive Compensation                                                          **
           Item 12.      Security Ownership of Certain Beneficial Owners and Management                  **
           Item 13.      Certain Relationships and Related Transactions                                  **

Part IV.

           Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                18

Signatures                                                                                               20



* Incorporated by reference to the Company's Annual Report to Stockholders for fiscal year ended December 31, 1998.

** Incorporated by reference to the Company's definitive proxy statement dated April 5, 1999 for the Annual Meeting of Stockholders to be held on May 11, 1999.

                                     PART I

ITEM 1.  BUSINESS

         The information contained in this report is provided as of December 31, 1998, unless otherwise indicated.

         The Company manages dental group practices in selected markets, located in Texas, Wisconsin, Pennsylvania, Virginia, Ohio, Arkansas, Utah, Colorado, Georgia, New Jersey, Florida, Indiana, Arizona and New Mexico at December 31, 1998. Dentists practicing at the Company's dental offices (the "Dental Offices") provide general dentistry services such as examinations, cleanings, fillings, bonding, placing crowns and fitting and placing fixed or removable prostheses. At many of the Company's Dental Offices, dentists also provide specialty dental services such as orthodontics, oral surgery, endodontics, periodontics and pediatric dentistry. The Company seeks to build geographically dense networks of dental providers by expanding within its existing markets and entering new markets through acquisition. At December 31, 1998, the Company owned and managed 194 Dental Offices, of which 28 were internally developed and 168 were acquired (two of these offices were subsequently closed) by the Company. At December 31, 1998, 405 full-time dentists practiced at the Company's Dental Offices. The Company was incorporated under the laws of Delaware on December 28, 1994.

DENTAL SERVICES

         Dentists practicing at the Dental Offices provide general dentistry services such as examinations, cleanings, fillings, bonding, placing crowns and fitting and placing fixed or removable prostheses. At many of the Company's Dental Offices, dentists also provide specialty dental services such as orthodontics, oral surgery, endodontics, periodontics and pediatric dentistry. Specialty dental services are typically offered through teams which rotate through several Dental Offices in a particular market. This enables the Company to capture revenue from services that would otherwise be referred to independent specialists.

         Except with respect to Dental Offices located in states in which the ownership of dental practices by non-dentists is permitted, dental services provided at the Dental Offices are provided by or under the supervision of licensed dentists employed by or under independent contracts with the professional corporations managed by the Company (the "P.C.s"). In states in which the Company operates and in which the ownership of dental practices by non-dentists is permitted (currently Wisconsin), dental services provided at the Dental Offices are provided by or under the supervision of licensed dentists employed by or under independent contracts with the Company. The Company owns all of the operating assets of each of the Dental Offices, including inventory, equipment, leases and leasehold improvements. The Company typically equips its Dental Offices with state-of-the-art clinical and diagnostic equipment such as fiber optic handpieces, intraoral video cameras and panoramic and cephalometric X-ray equipment.

         The following table shows the principal areas in which the Company owns and manages Dental Offices, the number of Dental Offices and dentists in each area at December 31, 1998, the year that each practice was established and the effective date of each practice's affiliation with the Company:


                                               NUMBER OF      NUMBER OF        DATE        EFFECTIVE DATE
DENTAL GROUP PRACTICE / MARKET               DENTAL OFFICES  DENTISTS (1)     FOUNDED      OF ACQUISITION
------------------------------               --------------  ------------     -------      --------------
Monarch, Dallas-Fort Worth                         27             74             1983        N/A
MacGregor Dental Centers, Houston                  19             44             1962        February 1, 1996
Midwest Dental Care, Wisconsin                     23             42             1975        September 1, 1996
Convenient Dental Care, Arkansas                    1              5             1982        November 1, 1996
Arkansas Dental Health, Arkansas                    3              6             1984        January 1, 1997
United Dental Care, Arkansas                        8              9             1990        April 1, 1997
Dental Centers of Indiana, Indiana                 14              9             1980        August 1, 1997
J.B. Hays, Arkansas                                 1              3             1994        October 1, 1997
Three Peaks Dental Health, Colorado                 6             10             1990        November 1, 1997
Press Family Dental, San Antonio                    7             16             1971        November 1, 1997
Dental America, Midland - Odessa                    3              4             1994        December 1, 1997
Dental Care One, Ohio                               8              7             1979        March 1, 1998
Managed Dental Care Centers, Austin
 and New Mexico                                     7              8             1995        June 1, 1998
Valley Forge Dental Associates, Various            57            139             1995        September 1, 1998
Talbert Dental, Arizona and Utah                   10             29             1973        September 1, 1998

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

ADVERTISING AND MARKETING

         The Company seeks to increase patient volume at the Dental Offices through television, radio and print advertising and other marketing techniques. The Company has developed these techniques over the past 15 years in its Dallas-Fort Worth operations and adapts them for use in its other markets as appropriate. The Company's advertising emphasizes regional brand name recognition of its affiliated Dental Offices, quality of care, comprehensive specialty services, affordable payment plans for more complex procedures and patient satisfaction. The Company operates as "Monarch(TM) Dental" or under established regional brand names, such as "ProDent(SM)" in Philadelphia and "Midwest Dental(SM)" in Wisconsin, depending on the nature and requirements of the relevant market. The Company believes the brand name recognition by consumers and managed dental care payors generated by its advertising programs has contributed to its growth.

         The Company complements its advertising and marketing programs in Dallas-Fort Worth and certain other markets with a regional call center for the Dental Offices located in that market. The Company's advertising and marketing support activities also include the offering of convenient office hours, selecting favorable locations for its Dental Offices, offering same-day emergency care and introducing or expanding additional, higher-margin specialty services at the Dental Offices. The Company has been able to leverage its existing advertising program to generate revenue as it expands within its markets.

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

         The following table sets forth information regarding the sources of revenue of the Company for the years ended December 31, 1998, 1997 and 1996:


                                                         YEARS ENDED DECEMBER 31,
                         ---------------------------------------------------------------------------------------
                                   1998                           1997                           1996
                         -------------------------      -------------------------      -------------------------
                                         PERCENT                        PERCENT                        PERCENT
REVENUE SOURCE            REVENUE        OF TOTAL        REVENUE        OF TOTAL        REVENUE        OF TOTAL
                         ----------     ----------      ----------     ----------      ----------     ----------
                                                         (DOLLARS IN THOUSANDS)
Fee-for-Service (1)      $   77,453           59.8%     $   42,506           62.0%     $   21,863           60.8%
Managed Dental Care:
   Capitation                34,764           26.8%         15,728           22.9%          8,142           22.6%
   Co-payment                17,384           13.4%         10,385           15.1%          5,975           16.6%
                         ----------     ----------      ----------     ----------      ----------     ----------
          Total          $  129,601          100.0%     $   68,619          100.0%     $   35,980          100.0%
                         ==========     ==========      ==========     ==========      ==========     ==========

(1) Constitutes Revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third party payor.

OPERATIONS

         The Company seeks to achieve operational efficiencies based on the best practices identified in its affiliated dental groups. The Company adapts and implements these practices throughout its provider networks, when appropriate, to (i) reduce purchasing and administrative expenses, (ii) improve operational efficiencies in such areas as scheduling, billing and personnel management and
(iii) introduce and standardize patient record keeping, treatment protocols and technique utilization. The Company establishes and maintains geographically dense networks of dentists in each of its markets. The Company believes that these provider networks offer preferred provider and capitated managed dental care plans the ability to enter the markets served by the networks more quickly and comprehensively and to service their plan members more efficiently than contracting through solo or smaller group practices. The Company believes these networks provide it with advantages in establishing and maintaining relationships with capitated managed dental care plans and other third-party payors, including greater leverage than that of solo or smaller group practices when negotiating provider agreements.

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

         Management Information Systems

         The Company has licensed for use at its Dental Offices a management information system for dental practice management. The majority of the Dental Offices are currently utilizing this information system. The Company uses the information system to track data related to each Dental Office's operations and financial performance. The information system can provide each of the Dental Offices with data such as patient and practitioner scheduling information, insurance coverage information, clinical record-keeping and revenue and collection data (including credit history). Within each market, the Company uses the information system to manage billing and collections, including electronic insurance claims processing. In addition, the Company uses the information system to provide information for case management and outcome related research.

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

AFFILIATION STRUCTURE

         Relationship with P.C.s

         In states in which the ownership of dental practices by non-dentists is prohibited, the Company derives all of its revenue from its Management Agreements with the P.C.s. Under each of the Management Agreements, the Company receives a management fee equal to the Company's costs plus the lower of (i) 30% of the P.C.'s net revenues or (ii) the P.C.'s net pre-tax income. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of services to the P.C.s under the Management Agreements, such that substantially all costs associated with the provision of dental services at the Dental Offices are borne by the Company, other than the compensation and benefits of the dentists and hygienists who are employed by or are independent contractors of the P.C.s. Under the Management Agreements, the Company provides the P.C.s with, among other things, the facilities, administrative personnel and supplies, as well as numerous services, including administrative, accounting, cash management, financial statements and reports, budgeting including capital expenditures, recruiting, insurance, litigation management, negotiation of managed dental care contracts (which are entered into by the Company and the P.C.s (except in Wisconsin)), management information systems, billing and collection services. Each Management Agreement is for a term of 40 years, with automatic renewal thereafter. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes an uncured breach of the agreement by the Company, or upon the P.C.'s bankruptcy or voluntary dissolution and may be terminated by the Company as of any anniversary date of the Management Agreement upon 90 days' prior written notice. In addition to the Management Agreements, the Company has a contractual right to designate or approve the licensed dentists who own each P.C.'s capital stock. Because the Company establishes a "controlling financial interest" under the Management Agreements, the Company consolidates the dental group practices. In states in which non-dentists are permitted to own dental practices, such as Wisconsin, there is no need for this structure and the dentists are employed directly by or are independent contractors of the Company.

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

         State Regulation

         The laws of many states, including all states in which the Company currently operates, except Wisconsin, permit a dentist to conduct a dental practice only as an individual, a member of a partnership or an employee of a professional corporation, limited liability company or limited liability partnership. These laws typically prohibit, either by specific provision or as a matter of general policy, non-dental entities, such as the Company, from practicing dentistry, from employing dentists and, in certain circumstances, hygienists or dental assistants, or from otherwise exercising control over the provision of dental services. Because under the Management Agreements the Company bears all costs associated with the provision of dental services by the P.C.s at the Dental Offices other than compensation and benefits of dentists and hygienists and determines annual budgets for the P.C.s, the Company is effectively able to manage the profitability of the Dental Offices. Under the Management Agreements, however, the P.C.s control all clinical aspects of the practice of dentistry and the provision of dental services at the Dental Offices, including the exercise of independent professional judgment regarding the diagnosis or treatment of any dental disease, disorder or physical condition. Under the Management Agreements, persons to whom dental services are provided at the Dental Offices are patients of the P.C.s and not of the Company and the Company does not have or exercise any control or direction over the manner or methods in which dental services are performed nor does the Company interfere in any way with the exercise of professional judgment by the dentists who are employees or independent contractors of the P.C.s.

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

         Many states limit the ability of a person other than a licensed dentist to own or control equipment or offices used in a dental practice. Some of these states allow leasing of equipment and office space to a dental practice, under a bona fide lease, if the equipment and office remain under the control of the dentist. Some states (none in which the Company currently operates) prohibit the advertising of dental services under a trade or corporate name. Some states, including Arkansas, require all advertisements to be in the name of the dentist. A number of states also regulate the content of advertisements of dental services and the use of promotional gift items. In addition, many states impose limits on the tasks that may be delegated by dentists to hygienists and dental assistants. Some states (none in which the Company currently operates) require entities designated as "clinics" to be licensed, and may define clinics to include dental practices that are owned or controlled in whole or in part by non-dentists. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion.

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

EMPLOYEES

         As of December 31, 1998, the Company had approximately 1,789 employees, including 45 dentists and 51 hygienists located at Midwest but excluding the 425 dentists and 432 hygienists employed by or contracting with the P.C.s. The Company is not party to any collective bargaining agreement with a labor union and considers its relations with its employees to be satisfactory.



ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located at 4201 Spring Valley Road, Dallas, Texas, in approximately 8,500 square feet occupied under a lease which expires on December 31, 1999.

         The Company also leases real estate at the location of each Dental Office. Typically, each acquired Dental Office is located at the site used by the respective selling dentist prior to the Company's acquisition. For the year ended December 31, 1998, the Company had lease costs of approximately $6.3 million.



ITEM 3.  LEGAL PROCEEDINGS

         On January 8, 1999, a judgment in the amount of $1.1 million was entered for a formerly employed dentist and against Managed Dental Care Centers, Inc., a subsidiary of which the Company owns 65%. The judgment awards damages for fraud, tortious interference and breach of employment and purchase agreements, as well as punitive damages. The Company has filed a motion for a new trial and a motion for judgment notwithstanding the verdict. Furthermore, the Company is indemnified against this claim and all legal fees, costs and expenses related thereto by the former shareholders (and current minority partners) of Managed Dental Care Centers, Inc., although the ability to collect under this indemnification may be in question. The Company intends to contest this matter vigorously.

         On February 8, 1999, the Company was served with a Notice and Demand for Arbitration on behalf of four limited partnerships who were among the principal stockholders of Valley Forge Dental Associates, Inc. ("Valley Forge") in the merger which closed on September 10, 1998, all of which are associated with Foster Management Company of Valley Forge, Pennsylvania (collectively, the "Former Principal Stockholders"). In the Notice and Demand for Arbitration, the Former Principal Stockholders assert claims based on alleged misrepresentations and / or non-disclosures by the Company in connection with the Valley Forge transaction and seek damages in an amount not less than $8 million. The Company believes that these claims are without merit and intends to defend them vigorously, including seeking an award of its legal fees, costs and expenses. The Company believes that the defense of the claims could involve significant litigation-related expenses but that it will not have a material adverse effect on its financial condition or results of operations; however, there can be no assurance that this will be the case.

         In addition to the matters discussed above, the Company is engaged in various legal proceedings incidental to its business activities. Management does not believe the resolution of such matters will have a material adverse effect on the Company's financial position, results of operations or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Common Stock of the Company has been traded on the Nasdaq National Market since the Company's initial public offering on July 18, 1997 and trades under the symbol "MDDS". The Company may be delisted from the Nasdaq National Market following the completion of delisting proceedings currently in progress within the next few months if the price of its Common Stock does not reach and sustain a price of at least $5 per share. The following table sets forth the high and low sale prices for the Common Stock during the periods indicated.


                            PERIOD                            HIGH ($)        LOW ($)
         -----------------------------------------------      --------        ------
         1997
              Third Quarter (from July 18)..............       23.8750         14.9375
              Fourth Quarter............................       21.7500         11.2500
         1998
              First Quarter.............................        17.750          11.000
              Second Quarter............................        19.750          12.000
              Third Quarter.............................        16.875           9.375
              Fourth Quarter............................        14.375           3.625



HOLDERS

         As of March 16, 1999, the closing price of the Common Stock was $3.375. The number of record holders of the Company's Common Stock as of March 16, 1999 was 167. The Company believes the number of beneficial owners of the Company's Common Stock at that date was substantially greater.

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

CHANGES IN SECURITIES AND USE OF PROCEEDS

         In September 1998, pursuant to a Stock Purchase Agreement, the Company granted options to purchase 350,000 shares of Common Stock at an exercise price of $11.375 per share to certain employees of the Company.

         In November 1998, pursuant to a Stock Purchase Agreement, the Company issued 820 shares of Common Stock to Bernard Baros as consideration for achieving specified financial performance goals in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

         In December 1998, pursuant to a Stock Purchase Agreement, the Company issued 49,852 shares of Common Stock to Craig Abramowitz, Richard Poller, John Borchers and Kenneth Reynolds as consideration for achieving specified financial performance goals in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.


ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth in "Selected Consolidated Financial Information" on pages 9 through 10 of the Annual Report to Stockholders for the fiscal year ended December 31, 1998 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 20 of the Annual Report to Stockholders for the fiscal year ended December 31, 1998 is incorporated herein by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company set forth on pages 21 through 32 of the Annual Report to Stockholders for the fiscal year ended December 31, 1998 is incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information appearing under the captions "Information Regarding Directors" and "Executive Officers" in the registrant's definitive proxy statement dated April 5, 1999 relating to the Annual Meeting of Stockholders to be held on May 11, 1999 is incorporated herein by reference.



ITEM 11. EXECUTIVE COMPENSATION

         The information appearing under the caption "Executive Compensation" in the registrant's definitive proxy statement dated April 5, 1999 relating to the Annual Meeting of Stockholders to be held on May 11, 1999 is incorporated herein by reference.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing under the caption "Principal and Management Stockholders" in the registrant's definitive proxy statement dated April 5, 1999 relating to the Annual Meeting of Stockholders to be held on May 11, 1999 is incorporated herein by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing under the caption "Certain Transactions" in the registrant's definitive proxy statement dated April 5, 1999 relating to the Annual Meeting of Stockholders to be held on May 11, 1999 is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS FILED ON FORM 8-K

         (a)   Documents Filed as Part of this Annual Report on Form 10-K:

               1. Financial Statements: The following Consolidated Financial Statements of Monarch Dental Corporation and Report of Independent Public Accountants, are incorporated by reference to pages 21 through 32 of the Registrant's 1998 Annual Report to Stockholders:

                        Report of Independent Public Accountants

                        Consolidated Balance Sheets at December 31, 1998 and
                        1997

                        Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

                        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

                        Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

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

         (b)   Reports on Form 8-K.

               The Company filed a Form 8-K, dated September 25, 1998, reporting the acquisition of Valley Forge Dental Associates, Inc. which was amended to add Financial Statements and pro forma financial information by Form 8-K/A (Amendment No. 1), dated November 24, 1998.

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

                                              MONARCH DENTAL CORPORATION

Date:  March 31, 1999                         By:  /s/ GARY W. CAGE
                                                 ------------------------------
                                                 Gary W. Cage
                                                 Chief Executive Officer

Date:  March 31, 1999                         By:  /s/ STEVEN G. PETERSON
                                                 ------------------------------
                                                 Steven G. Peterson
                                                 Chief Financial Officer

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


Signature                                        Title                                           Date
---------                                        -----                                           ----
 /s/  WARREN F. MELAMED, D.D.S.                  Chairman of the Board                           March 31, 1999
-------------------------------------            and Director
Warren F. Melamed, D.D.S.

 /s/  GARY W. CAGE                               Chief Executive Officer,                        March 31, 1999
-------------------------------------            President
Gary W. Cage                                     and Director


 /s/  STEVEN G. PETERSON                         Chief Financial Officer                         March 31, 1999
-------------------------------------            (principal financial officer
Steven G. Peterson                               and principal accounting officer)


 /s/  GLENN E. HEMMERLE                          Director                                        March 31, 1999
-------------------------------------
Glenn E. Hemmerle

 /s/  ROGER B. KAFKER                            Director                                        March 31, 1999
-------------------------------------
Roger B. Kafker

 /s/  JOHN E. MAUPIN, JR., D.D.S.                Director                                        March 31, 1999
-------------------------------------
John E. Maupin, Jr., D.D.S

/s/  W. BARGER TYGART                            Director                                        March 31, 1999
-------------------------------------
W. Barger Tygart

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
Monarch Dental Corporation:



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Monarch Dental Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated March 11, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statement schedules is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                               ARTHUR ANDERSEN LLP


Dallas, Texas,
 March 11, 1999

                                   SCHEDULE II

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)


                                                                 ADDITIONS     ADDITIONS
                                                   BALANCE AT    CHARGED TO      FROM                        BALANCE
                                                   BEGINNING     COSTS AND     ACQUIRED                       AT END
 CLASSIFICATION                                    OF PERIOD     EXPENSES      COMPANIES      DEDUCTIONS     OF PERIOD
 --------------                                    ---------     ---------     ---------      ----------     ---------
December 31, 1998:
      Allowance for Doubtful Accounts              $   2,865     $   2,861     $   5,086      $  (2,684)(b)  $   8,128
      Accumulated Amortization of Intangible
          Assets                                       1,677         6,262          --           (3,317)         4,622
                                                   ---------     ---------     ---------      ---------      ---------
                 Total Reserves and Allowances     $   4,542     $   9,123     $   5,086      $  (6,001)     $  12,750
                                                   =========     =========     =========      =========      =========

December 31, 1997:
      Allowance for Doubtful Accounts              $   1,676     $   1,546     $   1,547      $  (1,904)(b)  $   2,865
      Accumulated Amortization of Intangible
          Assets                                         573         1,127          --              (23)         1,677
                                                   ---------     ---------     ---------      ---------      ---------
                 Total Reserves and Allowances     $   2,249     $   2,673     $   1,547      $  (1,927)     $   4,542
                                                   =========     =========     =========      =========      =========

December 31, 1996:
      Allowance for Doubtful Accounts              $     385     $   1,324     $     851      $    (884)(b)  $   1,676
      Accumulated Amortization of Intangible
          Assets                                        --             573          --             --              573
                                                   ---------     ---------     ---------      ---------      ---------
                 Total Reserves and Allowances     $     385     $   1,897     $     851      $    (884)     $   2,249
                                                   =========     =========     =========      =========      =========



(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

(b) Write-off of uncollectible receivables net of recoveries of bad debt write-offs.

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER                                     EXHIBIT
   ------                                     -------

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

    *2.9 Agreement and Plan of Merger, dated as of September 1, 1998, by and among Monarch Dental Corporation, Valley Forge Dental
                    Associates, Inc., DFV Acquisition Corp. and certain stockholders of Valley Forge Dental Associations, Inc.
                    (excluding exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (6)

    *2.10 Asset Purchase Agreement, dated as of September 1, 1998, by and among Monarch Dental Associates (Utah), Inc., Robert
                    Anderson, D.D.S., Inc., James Brodahl, D.D.S., Inc., Larry
                    Kaban, D.D.S., Inc., John Whitley, D.D.S., Inc., Talbert
                    Dental Group, P.C., Talbert Dental Group, Inc. and Talbert
                    Medical Management Corporation (excluding exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (7)

     3.1            Restated Certificate of Incorporation (8)

     3.2            Second Amended and Restated By-Laws (8)

     4.1 Specimen certificate for Shares of Common Stock, $.01 par value, of the Registrant (2)

    10.1            Monarch Dental Corporation 1996 Stock Option and Incentive
                    Plan, as amended (2)

    10.2            Monarch Dental Corporation 1997 Employee Stock Purchase Plan
                    (1)

    10.3            Monarch Dental Corporation 1996 Equity Acquisition
                    Option Plan (2)


   EXHIBIT
   NUMBER                                     EXHIBIT
   ------                                     -------

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

    10.10           Management Agreement by and between Modern Dental
                    Professionals - Beavers, P.A. and Arkansas Dental Health
                    Associates, Inc. (2)

    10.11           Management Agreement by and between Modern Dental
                    Professionals / UDC - Girlinghouse, P.A. and United Dental
                    Care, Inc. (2)

    10.12           Management Agreement by and between William T. Harris and
                    Associates, a Professional Dental Corporation and United
                    Dental Care, Inc. (2)

    10.13           Management Agreement by and between United Dental Care Tom
                    Harris, D.D.S. & Associates and United Dental Care, Inc. (2)

    10.14           Management Agreement by and between Modern Dental
                    Professionals - Indiana, P.C. and Dental Centers of Indiana
                    (Monarch), Inc.(8)

    10.15           Management Agreement by and between Modern Dental
                    Professionals - Colorado, P.C. and Three Peaks Dental
                    Management, Inc.(8)

    10.16 Restricted Stock Agreement dated as of February 6, 1996 by and between the Registrant and Warren F. Melamed, D.D.S. (1)

    10.17 Primary Care Dentist Agreement effective April 1, 1997 by and between Prudential Dental Maintenance Organization, Inc.
                    and Modern Dental Professionals, P.C. and Monarch Dental
                    Associates, L.P. (excluding certain portions which have been omitted as indicated based upon a request for confidential treatment, but which have been separately filed with the Commission) (2)


   EXHIBIT
   NUMBER                                     EXHIBIT
   ------                                     -------

    10.18 Dental Service Agreement dated January 1, 1995 by and between Compcare Health Services Insurance Corporation and
                    Advance Dental Management, Inc. (excluding certain portions which have been omitted as indicated based upon a request for confidential treatment, but which have been separately filed with the Commission) (2)

    10.19           Form of Director Indemnification Agreement (1)

    10.20 Sublease Agreement dated as of March 7, 1996 by and between Old American Country Mutual Fire Insurance Company and Oral
                    Health Concepts Inc. (1)

    10.21 Office Lease Agreement dated as of September 6, 1996 by and between Government Employees Insurance Company and Monarch
                    Dental Associates, L.P. (1)

    10.22 Employment Agreement dated as of July 1, 1997 by and among the Registrant, Monarch Dental Associates, L.P. and Warren
                    F. Melamed, D.D.S. (3)

    10.23 Employment Agreement dated as of July 1, 1997 by and among the Registrant, Monarch Dental Associates, L.P. and Mr. Gary
                    W. Cage (3)

    10.24 Non-Competition Agreement dated as of July 1, 1997 by and between the Registrant and Mr. Gary W. Cage (3)

    10.25 Employment Agreement dated as of September 11, 1998 by and between the Registrant and Joseph J. Frank (6)

   *10.26           Monarch Dental Corporation 1999 Stock Option and Grant Plan

   *10.27 Agreement dated as of March 26, 1999 by and among the Registrant, Warren F. Melamed, D.D.S. and Modern Dental
                    Professionals, P.C.

   *11.1            Statement re: Computation of per share earnings data

   *13.1            Annual Report to Stockholders for the fiscal year ended
                    December 31, 1998 (such report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part hereof)

   *21.1            Subsidiaries of the Registrant

   *23.1            Consent of Arthur Andersen LLP

   *24.1            Powers of Attorney (included on signature page hereto)

   *27.1            Financial Data Schedule

S



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

     (6) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 1998 and incorporated herein by reference thereto.

     (7) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 1998 and incorporated herein by reference thereto.

     (8) Filed as an exhibit to the Registrant's Current Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998 and incorporated herein by reference thereto.