Form 10-Q
period 1999-03-31
MONARCH DENTAL CORP
filed 1999-05-17
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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
                                     Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

               Class                          Outstanding as of May 14, 1999
               -----                          ------------------------------
      Common Stock, $.01 par value                     12,178,078

                           MONARCH DENTAL CORPORATION


                                      INDEX

                                                                                                        Page No.
Part I.    Financial Information

           Item 1.       Report of Independent Public Accountants                                         3

           Item 2.       Consolidated Financial Statements                                                4

           Item 3.       Management's Discussion and Analysis of Financial Condition

                         and Results of Operations                                                        9


Part II.   Other Information

           Item 1.       Legal Proceedings                                                                15

           Item 2.       Changes in Securities and Use of Proceeds                                        15

           Item 3.       Defaults upon Senior Securities                                                  15

           Item 6.       Exhibits and Reports Filed on Form 8-K                                           15

Signatures                                                                                                16

Exhibit Index                                                                                             17

                          PART I. FINANCIAL INFORMATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
Monarch Dental Corporation:



We have reviewed the accompanying consolidated balance sheet of Monarch Dental Corporation (a Delaware corporation) and subsidiaries as of March 31, 1999 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

                                                  ARTHUR ANDERSEN LLP
Dallas, Texas
  May 13, 1999

                  MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           March 31,         December 31,
                                                                             1999                1998
                                                                        --------------      --------------
                                                                         (Unaudited)
                                                  ASSETS

Current assets:
   Cash and cash equivalents                                             $   4,183,222      $   3,992,845
   Accounts receivable, net of allowances of approximately
     $9,364,000 and $8,128,000, respectively                                15,529,202         15,328,575
   Prepaid expenses                                                          1,536,756          1,369,503
   Federal income tax receivable                                               847,145          1,239,590
                                                                         -------------      -------------
        Total current assets                                                22,096,325         21,930,513
Property and equipment, net of accumulated depreciation of
   approximately $10,574,000 and $9,270,000, respectively                   20,090,683         18,725,117
Goodwill, net of accumulated amortization of approximately
   $5,935,000 and $4,622,000, respectively                                 130,332,898        126,450,495
Other assets                                                                 2,150,553          1,899,268
                                                                         -------------      -------------
       Total assets                                                      $ 174,670,459      $ 169,005,393
                                                                         =============      =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $   2,969,611      $   6,073,726
   Accrued payroll                                                           6,969,394          6,524,061
   Accrued liabilities                                                      11,023,281         14,653,926
   Payable to affiliated dental group practices                              5,435,626          4,427,816
   Current maturities of notes payable and capital lease obligations         3,746,076          4,789,960
                                                                         -------------      -------------
        Total current liabilities                                           30,143,988         36,469,489
Deferred income taxes                                                        1,319,702          1,319,702
Notes payable                                                               81,055,593         70,515,007
Capital lease obligations                                                      784,707            813,073
Other liabilities                                                            2,266,030          2,296,740
                                                                         -------------      -------------
        Total liabilities                                                  115,570,020        111,414,011
Minority interest in consolidated subsidiaries                                 (27,288)           128,261
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value, 2,000,000 shares authorized;
     no shares issued or outstanding                                                --                 --
   Common Stock, $.01 par value, 50,000,000 shares authorized;
     12,178,078 and 11,982,254 shares issued and outstanding,
     respectively                                                              121,781            119,823
   Additional paid-in capital                                               64,487,951         63,439,123
   Retained earnings (deficit)                                              (5,482,005)        (6,095,825)
                                                                         -------------      -------------
        Total stockholders' equity                                          59,127,727         57,463,121
                                                                         -------------      -------------
        Total liabilities and stockholders' equity                       $ 174,670,459      $ 169,005,393
                                                                         =============      =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       1999             1998
                                                    -----------     ------------
Patient revenue, net                                $49,455,019     $ 24,279,526
Operating expenses:
    Provider salaries and benefits                   16,167,228        7,217,507
    Clinical and other salaries and benefits         13,054,732        6,465,648
    Dental supplies                                   2,649,224        1,439,730
    Laboratory fees                                   2,319,315        1,057,913
    Occupancy                                         2,575,970        1,329,269
    Advertising                                         730,041          514,956
    Other operating expenses                          6,578,301        3,024,433
    Depreciation and amortization                     2,562,234        1,086,942
                                                    -----------     ------------
                                                     46,637,045       22,136,398
                                                    -----------     ------------
Operating income                                      2,817,974        2,143,128
Interest expense, net                                 1,778,330          282,641
Minority interest in consolidated subsidiaries           33,379           49,940
                                                    -----------     ------------
Income before income taxes                            1,006,265        1,810,547
Income taxes                                            392,445          707,000
                                                    -----------     ------------
Net income                                          $   613,820     $  1,103,547
                                                    ===========     ============
Net income per common share                         $      0.05     $       0.11
                                                    ===========     ============
Net income per common share - assuming dilution     $      0.05     $       0.11
                                                    ===========     ============
Weighted average number of common shares
    outstanding                                      12,085,851       10,234,723
                                                    ===========     ============
Weighted average number of common and common
    equivalent shares outstanding                    12,085,851       10,322,400
                                                    ===========     ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Three months ended
                                                                               March 31,
                                                                    ------------------------------
                                                                        1999              1998
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $    613,820      $  1,103,547
     Adjustments to reconcile net income to net cash
         provided by operating activities -
         Depreciation and amortization                                 2,562,234         1,086,942
         Minority interest in consolidated subsidiaries                   33,379            49,940
         Changes in assets and liabilities, net of effects from
               acquisitions -
               Accounts receivable, net                                   22,889          (596,892)
               Prepaid expenses                                          241,830          (224,725)
               Other noncurrent assets                                  (251,285)           14,051
               Accounts payable and accrued expenses                  (2,846,100)         (156,156)
               Other liabilities                                        (270,710)           37,713
               Deferred income taxes                                          --           291,000
                                                                    ------------      ------------
                  Net cash provided by operating activities              106,057         1,605,420
                                                                    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                              (2,267,862)       (1,514,155)
     Cash paid for dental group practices, including
         related costs, net of cash acquired                          (7,008,342)         (607,950)
                                                                    ------------      ------------
                  Net cash used in investing activities               (9,276,204)       (2,122,105)
                                                                    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable, net of issuance costs               10,450,000         1,600,000
     Payments on notes payable and capital lease obligations          (1,035,335)         (186,789)
     Distribution to stockholders/partners                              (188,927)          (30,000)
     Issuance of common stock                                            134,786            46,054
                                                                    ------------      ------------
                  Net cash provided by financing activities            9,360,524         1,429,265
                                                                    ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                190,377           912,580

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         3,992,845         2,975,142
                                                                    ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  4,183,222      $  3,887,722
                                                                    ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                         $  2,324,665      $    166,269
                                                                    ============      ============
     Cash paid for taxes                                            $         --      $    416,000
                                                                    ============      ============
     Debt assumed through acquisitions                              $    150,000      $    363,440
                                                                    ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1.       DESCRIPTION OF BUSINESS

         Monarch Dental Corporation ("Monarch"), a Delaware corporation, and subsidiaries (collectively, the "Company"), manages dental group practices in selected markets. At March 31, 1999, the Company managed 196 dental group practices in Texas, Wisconsin, Pennsylvania, Virginia, Ohio, Arkansas, Utah, Colorado, Georgia, New Jersey, Florida, Indiana, Arizona and New Mexico.

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION/BASIS OF CONSOLIDATION

         The financial statements for the three months ended March 31, 1999 and 1998, have been prepared by the Company, without audit, pursuant to Accounting Principles Board (ABP) Opinion No. 28, "Interim Financial Reporting." Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to APB Opinion No. 28; nevertheless, management of the Company believes that the disclosures herein are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three months ended March 31, 1999 and 1998, have been included herein. The results of operations for the three-month periods are not necessarily indicative of the results for the full year.

         In thirteen states, the Company accounts for its management activities with the dental group practices under long-term management agreements (the "Management Agreements"). The Management Agreements represent the Company's right to manage the Dental Offices during the 40-year term of the agreement. The Management Agreements cannot be terminated by the related professional corporation without cause, consisting primarily of bankruptcy or material default. Under the Management Agreements, the Company assumes responsibility for the management of all aspects of the dental group practices' business (including all operating expenses consisting of the expenses incurred by the Company in connection with managing the Dental Offices, including salaries and benefits for personnel other than dentists and hygienists, dental supplies, dental laboratory fees, occupancy costs, advertising, equipment leases, management information systems and other expenses related to the dental practice operations) other than the provision of dental services and retains a 100% residual interest in the net income of the dental group practices. The Company receives a management fee equal to the Company's costs plus the lower of (i) 30% of the P.C.'s net revenues or (ii) the P.C.'s net pre-tax income. If net pre-tax income exceeds 30% of the P.C.'s net revenues, the P.C. would retain the amount of pre-tax income over 30% of the P.C.'s net revenues. The Company's net revenue is significantly dependent upon the revenue of the dental group practices. The Company has no material commitments or guarantees to the dental group practices under the Management Agreements. In Wisconsin, the Company directly employs the dentists and hygienists.

         Under the Management Agreements, the Company establishes a "controlling financial interest" as defined by EITF 97-2, "Application of FASB No. 94 and APB No. 16 to Physician Practice Management Entities and Certain Other Entities under Contractual Management Arrangement" ("EITF 97-2"). In addition, the Company has nominee shareholder arrangements with certain of the dental group practices as defined by EITF 97-2. For these reasons, the Company consolidates the financial statements of the dental group practices. The Company's consolidated financial statements for the three months ended March 31, 1998 have been restated to conform with the provisions of EITF 97-2. The restatement affected the display of previously reported revenues, amounts retained by the dental group practices and general and administrative expenses only and did not affect the Company's financial position, results of operations or cash flows for the three months ended March 31, 1998.

         NET INCOME PER COMMON SHARE

         The net income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share has been calculated using the treasury stock method for stock options and other diluted securities. Such shares totaled 87,676 for the three months ended March 31, 1998. For the three months ended March 31, 1999, the Company's average market price for the quarter has fallen below the average exercise price, therefore no common stock equivalents are included in the calculation.

         OTHER LIABILITIES

         Other liabilities consist primarily of reserves related to acquisitions accounted for as purchases and deferred rent for the Company's facilities.

         OTHER

         Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentations.

3.       BUSINESS COMBINATIONS

         Effective January 1, 1999, February 1, 1999, March 1, 1999 and March 1, 1999, respectively, the Company acquired certain assets and assumed certain liabilities of Charles I. Williams, D.D.S. in Duncanville, Texas, Gregory M. Gella, D.D.S. in Eau Claire, Wisconsin, Robert H. Larsen, D.D.S. in Tucker, Georgia and John W. Fitzgerald, D.D.S. in New Richmond, Wisconsin for an aggregate purchase consideration of $4.6 million, consisting of $3.5 million in cash, 156,263 shares of Common Stock and the assumption of $150,000 in debt. The above acquisitions were accounted for as asset purchases.

         The following unaudited pro forma information reflects the effect of acquisitions on the consolidated results of operations of the Company had the acquisitions occurred at January 1, 1998. Future results may differ substantially from pro forma results and cannot be considered indicative of future results.

                                                                             (Unaudited)
                                                                     Three Months Ended March 31,
                                                                    ------------------------------
         (In thousands, except per share data)                         1999                 1998
                                                                    ---------             --------
         Patient revenue, net                                       $  49,907             $ 46,322
         Net income                                                 $     726             $  1,718
         Net income per common share - assuming dilution            $    0.06             $   0.14

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21B of the Securities and Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, risks associated with implementation of strategic initiatives to improve profitability, risks associated with integration of newly acquired companies, risks associated with the change of status or departure of key management personnel, risks associated with the constantly changing health care environment, the pace of development and acquisition activity, the reimbursement rates for dental services, and other risks detailed in the Company's Securities and Exchange Commission filings. Other risk factors are listed in the Company's Form 10-K dated December 31, 1998 as filed with the U.S.
Securities and Exchange Commission.

OVERVIEW

         The Company manages dental group practices in selected markets located in Texas, Wisconsin, Pennsylvania, Virginia, Ohio, Arkansas, Utah, Colorado, Georgia, New Jersey, Florida, Indiana, Arizona and New Mexico. The managed dental facilities (each, a "Dental Office" and collectively, the "Dental Offices") provide general dentistry services such as examinations, cleanings, fillings, bonding, placing crowns and fitting and placing fixed or removable prostheses. Many of the Dental Offices also provide specialty dental services such as orthodontics, oral surgery, endodontics, periodontics and pediatric dentistry. The Company focuses on fee-for-service dentistry, supplementing this business with revenue from contracts with capitated managed dental care plans.

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

                                   1999(1)  1998      1997     1996     1995
                                   -------  ----      ----     ----     ----
Offices at beginning of period         194    99        53       12       10
De novo offices                         --     7         7        2        2
Acquired offices                         7    90        39       39       --
Closed offices                          (5)   (2)       --       --       --
                                   -------  ----      ----     ----     ----
Offices at end of period               196   194        99       53       12
                                   =======  ====      ====     ====     ====

(1) Through March 31, 1999


COMPONENTS OF REVENUE AND EXPENSES

         Under the Management Agreements, the Company establishes a "controlling financial interest" as defined by EITF 97-2, "Application of FASB No. 94 and APB No. 16 to Physician Practice Management Entities and Certain Other Entities under Contractual Management Arrangement" ("EITF 97-2"). In addition, the Company has nominee shareholder arrangements with certain of the dental group practices as defined by EITF 97-2. For these reasons, the Company consolidates the financial statements of the dental group practices. The Company's consolidated financial statements have been restated for the three months ended March 31, 1998 to conform with the provisions of EITF 97-2. The restatement affected the display of previously reported revenues, amounts retained by dental group practices and general and administrative expenses only and did not affect the Company's financial position, results of operations or cash flows for the three months ended March 31, 1998.

         Patient revenue, net ("Revenue") represents the revenue of the professional dental corporations managed by the Company ("P.C.s") or the Company (in states in which ownership of dental practices by the Company is permitted), reported at estimated realizable amounts, received from third-party payors and patients for dental services rendered at the Dental Offices. Operating expenses consist of the expenses incurred by the Company or the P.C.s in connection with the operation and management of the Dental Offices. These include salaries and benefits paid to dentists and hygienists by the P.C.s or by the Company in states in which it operates and in which ownership of dental practices by the Company is permitted (currently Wisconsin), salaries and benefits for personnel other than dentists and hygienists, dental supplies, dental laboratory fees, occupancy costs, advertising, equipment leases, management information systems and other expenses related to dental practice operations, as well as depreciation and amortization expense.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Patient revenue, net. Revenue increased to $49.5 million for the three months ended March 31, 1999 from $24.3 million for the three months ended March 31, 1998, an increase of $25.2 million, or 103.7%. This increase resulted primarily from acquisitions and to a lesser extent expansion in existing markets. The acquisitions of Managed Dental Care Centers, Inc. ("MDCC"), Valley Forge Dental Associates, Inc. ("Valley Forge") and Talbert Medical Management Corporation ("Talbert") in June 1998, September 1998 and September 1998, respectively, contributed combined Revenue of $20.2 million for the three months ended March 31, 1999. Dental offices in the nine markets served at March 31, 1998, namely Dallas-Fort Worth, Houston, Wisconsin, Arkansas, Indiana, Colorado, San Antonio, Midland-Odessa and Dayton (the "existing markets") contributed an additional $5.0 million of the increase in Revenue in the three months ended March 31, 1999 resulting primarily from the opening of five de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of nine dental practices and the acquisition of Dental Care One in March 1998 which provided two additional months of Revenue in the three months ended March 31, 1999.

         Fee-for-service Revenue (i.e., Revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased to $30.5 million for the three months ended March 31, 1999 from $15.2 million for the three months ended March 31,1998, an increase of $15.3 million, or 101.5%, due to acquisitions in new markets and growth in existing markets. New market growth resulted from the acquisitions of MDCC, Valley Forge and Talbert which contributed combined fee-for-service Revenue of $11.7 million for the respective periods following the dates of acquisition. In existing markets, fee-for-service Revenue increased to $18.8 million for the three months ended March 31, 1999 from $15.2 million for the three months ended March 31, 1998, representing an increase of $3.6 million, or 23.8%. Existing market growth resulted from the opening of five de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of nine dental practices and the acquisition of Dental Care One in March 1998 which provided two additional months of fee-for-service Revenue in the three months ended March 31, 1999. Managed dental care Revenue (i.e., Revenue from capitated managed dental care plans, including capitation payments and patient co-payments) increased to $19.0 million for the three months ended March 31, 1999 from $9.1 million for the three months ended March 31, 1998, an increase of $9.9 million, or 107.4%. This increase resulted in part from the acquisitions of MDCC, Valley Forge and Talbert which contributed combined managed dental care Revenue of $8.5 million for the respective periods following the dates of acquisition. In existing markets, managed dental care Revenue increased to $10.5 million for the three months ended March 31, 1999 from $9.1 million for the three months ended March 31, 1998, an increase of $1.4 million or 15.6%. The increase in existing markets resulted from the opening of five de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of nine dental practices and the acquisition of Dental Care One in March 1998 which provided two additional months of managed dental care Revenue in the three months ended March 31, 1999. As a percentage of Revenue, fee-for-service Revenue decreased to 61.8% from 62.5% for the three months ended March 31, 1999 and 1998, respectively.

         Provider salaries and benefits. Provider salaries and benefits expense increased to $16.2 million for the three months ended March 31, 1999 from $7.2 million for the three months ended March 31, 1998, an increase of $9.0 million, or 124.0%. The increase resulted primarily from the acquisitions of MDCC, Valley Forge and Talbert which added combined provider salaries and benefits expense of $7.1 million for the respective periods following the dates of acquisition. In existing markets, provider salaries and benefits expense increased $1.9 million as dentist and hygienist compensation increased as a result of a higher level of production at the Dental Offices and the acquisition of Dental Care One in March 1998 which provided two additional months of provider salaries and benefits expense in the three months ended March 31, 1999. As a percent of

Revenue, provider salaries and benefits expense increased to 32.7% from 29.7% for the three months ended March 31, 1999 and 1998, respectively. This increase was due principally to higher compensation levels at certain acquired companies.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense increased to $13.1 million for the three months ended March 31, 1999 from $6.5 million for the three months ended March 31, 1998, an increase of $6.6 million, or 101.9%. The increase resulted primarily from the acquisitions of MDCC, Valley Forge and Talbert which added combined clinical and other salaries and benefits expense of $5.1 million for the respective periods following the dates of acquisition. In existing markets, clinical and other salaries and benefits expense increased $1.5 million due to the opening of five de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of nine dental practices and the acquisition of Dental Care One March 1998 which provided two additional months of clinical and other salaries and benefits expense in the three months ended March 31, 1999. As a percent of Revenue, clinical and other salaries and benefits expense decreased slightly to 26.4% from 26.6% for the three months ended March 31, 1999 and 1998, respectively.

         Dental supplies. Dental supplies expense increased to $2.6 million for the three months ended March 31, 1999 from $1.4 million for the three months ended March 31, 1998, an increase of $1.2 million, or 84.0%. This increase resulted primarily from the acquisitions of MDCC, Valley Forge and Talbert which added combined dental supplies expense of $1.2 million for the respective periods following the dates of acquisition. In existing markets, dental supplies expense increased $15,000 as a result of leveraging supply contracts against expansion in existing markets. As a percent of Revenue, dental supplies expense decreased to 5.4% from 5.9% for the three months ended March 31, 1999 and 1998, respectively. This decrease was due principally to the leveraging of supply contracts with expansion in existing markets.

         Laboratory fees. Laboratory fee expense increased to $2.3 million for the three months ended March 31, 1999 from $1.1 million for the three months ended March 31, 1998, an increase of $1.2 million, or 119.2%. This increase resulted primarily from the acquisitions of MDCC, Valley Forge and Talbert which added combined laboratory fee expense of $1.1 million for the respective periods following the dates of acquisition. In existing markets, laboratory fee expense increased $163,000 as a result of increased production and the acquisition of Dental Care One in March 1998 which provided two additional months of laboratory fees expense in the three months ended March 31, 1999. As a percent of Revenue, laboratory fee expense increased to 4.7% from 4.4% for the three months ended March 31, 1999 and 1998, respectively. This increase was due principally to the acquisitions having higher laboratory fee expense as a percent of Revenue than the Company's existing operations.

         Occupancy. Occupancy expense increased to $2.6 million for the three months ended March 31, 1999 from $1.3 million for the three months ended March 31, 1998, an increase of $1.3 million, or 93.8%. This increase resulted primarily from the acquisitions of MDCC, Valley Forge and Talbert which added a combined $951,000 to occupancy expense for the respective periods following the dates of acquisition. In existing markets, occupancy expense increased $295,000 resulting from the opening of five de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of nine dental practices and the acquisition of Dental Care One in March 1998 which provided two additional months of occupancy expense in the three months ended March 31, 1999. Additionally, the Company closed five Dental Offices (three in Houston, one in Arkansas and one in New Mexico) in the first quarter of 1999. As a percent of Revenue, occupancy expense decreased to 5.2% from 5.5% for the three months ended March 31, 1999 and 1998, respectively.

         Advertising. Advertising expense increased to $730,000 for the three months ended March 31, 1999 from $515,000 for the three months ended March 31, 1998, an increase of $215,000, or 41.7%. This increase resulted primarily from the acquisitions of MDCC, Valley Forge and Talbert which added a combined $183,000 to advertising expense for the respective periods following the dates of acquisition. There was an increase of $32,000 in television and print advertising in the existing markets in 1999. As a percent of Revenue, advertising expense decreased to 1.5% from 2.1% for the three months ended March 31, 1999 and 1998, respectively. This decrease resulted from lower advertising expense for certain acquired companies as a percent of Revenue than the Company's existing operations and leveraging advertising expense with greater market penetration in existing markets.

         Other operating expenses. Other operating expenses consist of general and administrative expenses and bad debt expense (which was formerly a component of amounts retained by dental group practices). Other operating expenses increased to $6.6 million for the three months ended March 31, 1999 from $3.0 million for the three months ended March 31, 1998, an increase of $3.6 million, or 117.5%. This increase resulted primarily from the acquisitions of MDCC, Valley Forge and Talbert which added combined other operating expenses of $2.7 million for the respective periods following the dates of acquisition.

Other operating expenses for existing markets increased $861,000 resulting from the opening of five de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of nine dental practices, the acquisition of Dental Care One in March 1998 which provided two additional months of other operating expenses in the three months ended March 31, 1999 and the expansion of the Company's corporate infrastructure to manage growth. As a percent of Revenue, other operating expenses increased to 13.3% from 12.5% for the three months ended March 31, 1999 and 1998, respectively.

         Depreciation and amortization. Depreciation and amortization expense increased to $2.6 million for the three months ended March 31, 1999 from $1.1 million for the three months ended March 31, 1998, an increase of $1.5 million, or 135.7%. This increase resulted primarily from the acquisitions of MDCC, Valley Forge and Talbert which added combined depreciation and amortization expense of $1.1 million for the respective periods following the dates of acquisition. Depreciation and amortization expense for existing markets increased $365,000 resulting from the opening of five de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of nine dental practices and the acquisition of Dental Care One in March 1998 which provided two additional months of depreciation and amortization expense in the three months ended March 31, 1999. As a percent of Revenue, depreciation and amortization expense increased to 5.2% from 4.5% for the three months ended March 31, 1999 and 1998, respectively. This increase was due principally to the acquired companies having higher depreciation and amortization expense as a percent of Revenue than the Company's existing operations.

         Operating income. Operating income increased to $2.8 million for the three months ended March 31, 1999 from $2.1 million for the three months ended March 31, 1998, an increase of $675,000 or 31.5%. This increase resulted in part from the acquisitions of MDCC, Valley Forge and Talbert which added combined operating income of $736,000 for the respective periods following the dates of acquisition. Income from the Company's existing markets increased $878,000 for the three months ended March 31, 1999, which was offset by increased corporate expenses of $939,000 due to the development of corporate infrastructure. As a percent of Revenue, operating income decreased to 5.7% from 8.8% for the three months ended March 31, 1999 and 1998, respectively. This decrease was due principally to certain acquired companies experiencing lower operating margins than the Company's existing operations offset by margin improvement in dental supplies expense, laboratory fee expense and advertising expense in the existing business.

         Interest expense, net. Interest expense, net increased to $1.8 million for the three months ended March 31, 1999 from $283,000 for the three months ended March 31, 1998, an increase of $1.5 million, or 528.6%. This increase is attributable to the higher average outstanding debt balances for the three months ended March 31, 1999 and 1998, respectively. Effective November 1997, the Company entered into a Credit Facility (the "Credit Facility") with a bank syndicate. Average debt outstanding under the Credit Facility totaled $72.8 million for the three months ended March 31, 1999 compared to average debt outstanding of $10.5 million for the three months ended March 31, 1998.

         Minority interest. Minority interest expense decreased to $33,000 for the three months ended March 31, 1999 from $50,000 for the three months ended March 31, 1998, a decrease of $17,000, or 34.0%. This decrease resulted from lower net income relating to the acquisitions of Dental Centers of Indiana, Inc., which owns a fifty percent ownership in two partnerships operating four Dental Offices in Indiana, Dental America, which owns a twenty percent interest in a group dental practice with two offices located in Midland and Odessa, Texas, and MDCC, which owns a thirty-five percent interest in a group dental practice with two offices in Austin, Texas and five offices in New Mexico for the three months ended March 31, 1999 and 1998, respectively.

         Income taxes. Income tax expense decreased to $392,000 for the three months ended March 31, 1999 from $707,000 for the three months ended March 31, 1998, a decrease of $315,000, or 44.6%. This decrease was the result of lower net income before taxes, which decreased to $1.0 million for the three months ended March 31, 1999 from $1.8 million for the three months ended March 31, 1998, a decrease of $804,000, or 44.4%.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had an $8.0 million working capital deficit, representing a decrease of $6.5 million from the working capital deficit of $14.5 million at December 31, 1998. This working capital deficit included current liabilities of $30.1 million, consisting of $3.0 million in accounts payable, $18.0 million in accrued liabilities, $5.4 million in amounts payable to dental group practices as consideration for accounts receivable acquired from such group practices and $3.7 million in current maturities of notes payable and capital lease obligations. Current liabilities were offset by current assets of $22.1 million, consisting of $4.2 million in cash and cash equivalents, $15.5 million in accounts receivable, net of allowances, prepaid expenses of $1.5 million and a federal income tax receivable of $847,000. The Company's principal sources of liquidity as of March 31, 1999 consisted of cash and cash equivalents, net accounts receivable and borrowing capacity under the Credit Facility. There can be no assurance the Company will not have working capital deficits in the future, particularly if additional indebtedness requires current amortization of principal.

         For the three months ended March 31, 1999 and 1998, cash provided by operations was $106,000 and $1.6 million, respectively.

         Cash used in investing activities was $9.3 million for the three months ended March 31, 1999 and $2.1 million for the three months ended March 31, 1998. In the three months ended March 31, 1999, $7.0 million was utilized for acquisitions and $2.3 million was invested in the purchase of additional property and equipment. In the three months ended March 31, 1998, $608,000 was utilized for acquisitions and $1.5 million was invested in the purchase of additional property and equipment.

         For the three months ended March 31, 1999 and 1998, cash provided by financing activities was $9.4 million and $1.4 million, respectively. In the three months ended March 31, 1999, the cash provided was primarily comprised of $10.5 million in net borrowings offset by the repayment of $1.0 million in outstanding debt. In the three months ended March 31, 1998, the cash provided was primarily comprised of $1.6 million in net borrowings offset by the repayment of $187,000 in outstanding debt.

         The Company has a Credit Facility, with a bank syndicate. Under the Credit Facility, the Company may borrow up to $85.0 million. As of March 31, 1999, the Company had outstanding borrowings of $75.9 million under the Credit Facility. The amounts outstanding under the Credit Facility bear interest at variable rates which are based upon either the lender's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Facility. The Credit Facility prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions above a predetermined consideration level without bank approval, and requires the Company to maintain certain financial ratios on an ongoing basis. The Credit Facility is secured by pledges of all of the outstanding capital stock of, or other equity interests in, the Company's subsidiaries, and a lien on substantially all of the assets of the Company.

         The Company believes that the cash generated from operations will be sufficient to fund its anticipated working capital needs and capital expenditures (other than financing necessary to complete future acquisitions) for the foreseeable future. The Company expects to fund future acquisitions with cash from operations and borrowings under the Credit Facility. In order to meet its long-term liquidity needs, the Company may issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that any such additional financing will be available on terms acceptable to the Company. Moreover, there can also be no assurance that cash generated from operations will be sufficient to cover the Company's interest expense or that the Company will not experience losses in the future. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

YEAR 2000 ISSUE

         The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

         Many existing computer programs and databases use two digits to identify a year in the date field (i.e., 98 would represent 1998). These programs and databases were not originally designed to operate after December 31, 1999. If not corrected, many computer programs and databases could fail or create erroneous results relating to the year 2000. If the Company, its significant customers, or suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on the Company operations. However, the impact cannot be quantified at this time. The Company believes that its competitors face a similar risk.

         The Company is in the process of addressing the possible exposures related to the impact on its computer programs and databases of the year 2000 issue. Key management information systems and operational systems, including equipment with embedded microprocessors, have been or are currently being inventoried and assessed, and detailed plans have been or are currently being developed for the required program and database modifications or replacements. Progress against these plans is monitored and reported to management on a regular basis. Implementation of required changes to critical systems is expected to be completed during fiscal 1999. The Company is also focusing on major customers, which consist of third-party payors such as preferred provider plans, and certain key suppliers to assess their compliance. The Company expects to complete such assessment by June 30, 1999; if such assessment is not then complete or material year 2000 concerns are then identified, the Company will develop contingency plans. In the event a material customer or supplier is not Year 2000 compliant, the Company's business, financial condition and results of operations could be materially and adversely affected.

         The Company has spent approximately $83,000 to date related to these programs and the Company expects its future costs related to these programs to be approximately $25,000. Such costs have been and will continue to be funded through operating cash flows. The Company presently believes that the total cost of achieving year 2000 compliance will not be material to its financial condition, liquidity, or results of operations.

         Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and systems; and remediation success of the Company's customers and suppliers.

         The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure", the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its Year 2000 project plan as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

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

         On February 8, 1999, the Company was served with a Notice and Demand for Arbitration on behalf of four limited partnerships who were among the principal stockholders of Valley Forge Dental Associates, Inc. ("Valley Forge") in the merger which closed on September 10, 1998, all of which are associated with Foster Management Company of Valley Forge, Pennsylvania (collectively, the "Former Principal Stockholders"). In the Notice and Demand for Arbitration, the Former Principal Stockholders asserted claims based on alleged misrepresentations and/or non-disclosures by the Company in connection with the Valley Forge transaction and sought damages in an amount not less than $8 million. The Company has agreed in principle to a settlement of this pending arbitration with the Former Principal Stockholders. Under the terms of the proposed settlement, the Company will deliver approximately 400,000 shares of its Common Stock to the Former Principal Stockholders. Completion of the settlement is subject to negotiation and execution of definitive settlement and release documents. There can be no assurance that the proposed settlement will be consummated on these terms or at all.

         On or about April 26, 1999, Monarch Dental Corporation (the "Company") was served with a putative class action complaint against the Company and certain of its officers and directors, captioned Robert O. Neibert, et al., v. Monarch Dental Corp., Warren F. Melamed, Gary W. Cage, and Roger B. Kafker, Civil No. 3-99-CV-0762-X. The class action complaint, which was filed in the United States District Court for the Northern District of Texas, alleges that the Company and certain of its officers and directors violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period between February 24, 1998 and December 22, 1998. The public disclosures relate to, among other things, acquired dental practices, the Company's internal growth and growth prospects and the Company's past and future financial performance. The Company has been advised that two similar putative class actions have been filed against the Company in the United States District Court for the Northern District of Texas, although service of process has not been effected with respect to these additional lawsuits. The Company anticipates that all three class action complaints eventually will be consolidated into a single action in the United States District Court for the Northern District of Texas. The Company is currently reviewing the allegations made in the class action lawsuits and intends to defend the claims vigorously. The Company believes that the defense of the claims could involve significant litigation-related expenses. The outcome of this matter is uncertain and, as a result, at this time the Company is not able to quantify any related financial exposure.

         In addition to the matters discussed above, the Company is engaged in various legal proceedings incidental to its business activities. Management does not believe the resolution of such matters will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           (a)    Not applicable.

           (b)    Not applicable.

           (c) In February 1999, the Company issued 2,301 shares of Common Stock to David B. Wells, D.D.S., Douglass Quinn, D.D.S. and Allen Dworkin, D.D.S. as consideration for achieving specified financial performance goals contained in the asset purchase agreement in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                  In February 1999, pursuant to an Asset Purchase Agreement, the Company issued 77,232 shares of Common Stock to Charles I. Williams in partial consideration for the sale of certain assets and assumption of certain liabilities of Charles I. Williams, D.D.S. in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                  In March 1999, pursuant to an Asset Purchase Agreement, the Company issued 62,959 shares of Common Stock to Robert H. Larsen in partial consideration for the sale of certain assets and assumption of certain liabilities of Robert H. Larsen, D.D.S. in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                  In March 1999, pursuant to an Asset Purchase Agreement, the Company issued 16,072 shares of Common Stock to John W. Fitzgerald in partial consideration for the sale of certain assets and assumption of certain liabilities of John W. Fitzgerald, D.D.S. in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                  In March 1999, pursuant to stock option agreements, the Company granted options to purchase 100,001 shares of Common Stock at an exercise price of $3.125 per share to certain of its employees and affiliated dentists in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           The Company is in violation of the terms of its Credit Facility at March 31, 1999, and has requested a waiver from the bank syndicate, which the Company reasonably expects to receive. Additionally, the Company is in the process of exploring the possibility of obtaining additional capital, which would most likely entail the restructure of the covenant package associated with its current credit facility.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

           Not applicable.

ITEM 5.    OTHER INFORMATION

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS FILED ON FORM 8-K

           (a)  Exhibits.
                  11       Statement re: Computation of per share earnings
                  27       Financial Data Schedules

           (b)  Reports on Form 8-K.

                  The Company filed a Form 8-K, dated February 8, 1999, reporting the commencement of a legal proceeding against the Company and the Company's potential delisting of its Common Stock from the Nasdaq National Market.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MONARCH DENTAL CORPORATION



Date:  May 17, 1999                         By:  /s/ Gary W. Cage
                                               ---------------------------
                                               Gary W. Cage
                                               Chief Executive Officer and
                                               Chief Financial Officer

                                  EXHIBIT INDEX



     EXHIBIT
     NUMBER            DESCRIPTION
     -------           -----------
        11             Statement re:  Computation of per share earnings
        27             Financial Data Schedules