Form 10-Q
period 1999-06-30
MONARCH DENTAL CORP
filed 1999-08-16
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                 Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding as of August 13, 1999
                  -----                       ---------------------------------
         Common Stock, $.01 par value                    12,222,260

                           MONARCH DENTAL CORPORATION


                                      INDEX

                                                                                      Page No.
                                                                                      --------
Part I.    Financial Information

           Item 1.       Report of Independent Public Accountants                       3

           Item 2.       Consolidated Financial Statements                              4

           Item 3.       Management's Discussion and Analysis of Financial Condition

                         and Results of Operations                                      9


Part II.   Other Information

           Item 1.       Legal Proceedings                                              18

           Item 2.       Changes in Securities and Use of Proceeds                      19

           Item 3.       Defaults upon Senior Securities                                19

           Item 4.       Submission of Matters to Vote of Security-Holders              19

           Item 6.       Exhibits and Reports Filed on Form 8-K                         20

Signatures                                                                              21

Exhibit Index                                                                           22

                          PART I. FINANCIAL INFORMATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
Monarch Dental Corporation:



We have reviewed the accompanying consolidated balance sheet of Monarch Dental Corporation (a Delaware corporation) and subsidiaries as of June 30, 1999 and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



                                        ARTHUR ANDERSEN LLP

Dallas, Texas
  August 10, 1999

                 MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                                       June 30,          December 31,
                                                                                         1999               1998
                                                                                     -------------      -------------
                                                                                      (Unaudited)
                                                   ASSETS
    Current assets:
       Cash and cash equivalents                                                     $   7,849,057      $   3,992,845
       Accounts receivable, net of allowances of approximately
           $9,371,000 and $8,128,000, respectively                                      15,380,433         15,328,575
       Prepaid expenses                                                                  1,991,823          1,369,503
       Federal income tax receivable                                                       229,035          1,239,590
                                                                                     -------------      -------------
            Total current assets                                                        25,450,348         21,930,513
    Property and equipment, net of accumulated depreciation of
        approximately $11,799,000 and $9,270,000, respectively                          19,397,469         18,725,117
    Goodwill, net of accumulated amortization of approximately
         $7,271,000 and $4,622,000, respectively                                       136,820,949        126,450,495
    Other assets                                                                         2,240,995          1,899,268
                                                                                     -------------      -------------
           Total assets                                                              $ 183,909,761      $ 169,005,393
                                                                                     =============      =============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Accounts payable                                                              $   2,235,996      $   6,073,726
       Accrued payroll                                                                   5,952,233          6,524,061
       Accrued liabilities                                                               9,435,668         10,297,542
       Accrued restructuring charges                                                     1,819,245          4,356,384
       Payable to affiliated dental group practices                                      5,423,005          4,427,816
       Current maturities of notes payable and capital lease obligations                 2,678,823          4,789,960
                                                                                     -------------      -------------
            Total current liabilities                                                   27,544,970         36,469,489
    Deferred income taxes                                                                1,319,702          1,319,702
    Notes payable                                                                       84,936,621         70,515,007
    Capital lease obligations                                                              687,451            813,073
    Other liabilities                                                                    6,344,844          2,296,740
                                                                                     -------------      -------------
            Total liabilities                                                          120,833,588        111,414,011
    Minority interest in consolidated subsidiaries                                         121,602            128,261
    Commitments and contingencies
    Stockholders' equity:
       Preferred Stock, $.01 par value, 2,000,000 shares authorized;
           no shares issued or outstanding                                                    --                 --
       Common Stock, $.01 par value, 50,000,000 shares authorized;
           12,222,260 and 11,982,254 shares issued and outstanding, respectively           122,223            119,823
       Additional paid-in capital                                                       64,624,209         63,439,123
       Common Stock to be issued, 904,571 shares in 1999 and 2000                        2,564,500               --
       Retained earnings (deficit)                                                      (4,356,361)        (6,095,825)
                                                                                     -------------      -------------
            Total stockholders' equity                                                  62,954,571         57,463,121
                                                                                     -------------      -------------
            Total liabilities and stockholders' equity                               $ 183,909,761      $ 169,005,393
                                                                                     =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                    -----------------------------     -----------------------------
                                                        1999             1998             1999             1998
                                                    ------------     ------------     ------------     ------------
Patient revenue, net                                $ 51,469,550     $ 25,852,996     $100,924,569     $ 50,132,522
Operating expenses:
    Provider salaries and benefits                    17,209,957        7,671,313       33,377,185       14,888,820
    Clinical and other salaries and benefits          13,378,808        6,964,948       26,433,540       13,430,596
    Dental supplies                                    2,580,113        1,461,961        5,229,337        2,901,691
    Laboratory fees                                    2,210,711        1,230,699        4,530,026        2,288,612
    Occupancy                                          2,493,383        1,343,091        5,069,353        2,672,360
    Advertising                                          864,052          578,554        1,594,093        1,093,510
    Other operating expenses                           6,184,043        2,899,479       12,762,344        5,923,912
    Depreciation and amortization                      2,655,347        1,240,899        5,217,581        2,327,841
                                                    ------------     ------------     ------------     ------------
                                                      47,576,414       23,390,944       94,213,459       45,527,342
                                                    ------------     ------------     ------------     ------------
Operating income                                       3,893,136        2,462,052        6,711,110        4,605,180
Interest expense, net                                  1,905,320          231,274        3,683,650          513,915
Minority interest in consolidated subsidiaries           136,540           14,438          169,919           64,378
                                                    ------------     ------------     ------------     ------------
Income before income taxes                             1,851,276        2,216,340        2,857,541        4,026,887
Income taxes                                             725,632          864,000        1,118,077        1,571,000
                                                    ------------     ------------     ------------     ------------
Net income                                          $  1,125,644     $  1,352,340     $  1,739,464     $  2,455,887
                                                    ============     ============     ============     ============
Net income per common share                         $       0.09     $       0.13     $       0.14     $       0.24
                                                    ============     ============     ============     ============
Net income per common share - assuming dilution     $       0.09     $       0.13     $       0.14     $       0.24
                                                    ============     ============     ============     ============
Weighted average number of common shares
    outstanding                                       13,003,031       10,324,303       12,546,975       10,279,761
                                                    ============     ============     ============     ============
Weighted average number of common and
    common equivalent shares outstanding              13,003,031       10,466,000       12,546,975       10,396,833
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

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Six months ended
                                                                              June 30,
                                                                    ------------------------------
                                                                        1999              1998
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $  1,739,464      $  2,455,887
     Adjustments to reconcile net income to net cash
         provided by operating activities -
         Depreciation and amortization                                 5,217,581         2,327,841
         Minority interest in consolidated subsidiaries                  169,919            64,378
         Changes in assets and liabilities, net of effects from
               acquisitions -
               Accounts receivable, net                                  208,657          (872,507)
               Prepaid expenses                                          399,873          (407,797)
               Other noncurrent assets                                  (341,727)          (71,908)
               Accounts payable and accrued expenses                  (3,813,448)          196,898
               Accrued restructuring charges                          (2,537,139)             --
               Other liabilities                                         415,104            53,228
               Deferred income taxes                                        --             786,207
                                                                    ------------      ------------
                  Net cash provided by operating activities            1,458,284         4,532,227
                                                                    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                              (2,854,856)       (3,687,357)
     Cash paid for dental group practices, including
         related costs, net of cash acquired                          (7,663,730)       (6,291,711)
                                                                    ------------      ------------
                  Net cash used in investing activities              (10,518,586)       (9,979,068)
                                                                    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable, net of issuance costs               14,150,000         6,800,000
     Payments on notes payable and capital lease obligations          (2,018,815)         (298,267)
     Distribution to stockholders/partners                              (345,457)          (66,454)
     Issuance of common stock                                          1,130,786            46,055
                                                                    ------------      ------------
                  Net cash provided by financing activities           12,916,514         6,481,334
                                                                    ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              3,856,212         1,034,493

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         3,992,845         2,975,142
                                                                    ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  7,849,057      $  4,009,635
                                                                    ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                         $  3,761,777      $    230,988
                                                                    ============      ============
     Cash paid for taxes                                            $       --        $    774,600
                                                                    ============      ============
     Debt assumed through acquisitions                              $    150,000      $    936,288
                                                                    ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1.       DESCRIPTION OF BUSINESS

         Monarch Dental Corporation ("Monarch"), a Delaware corporation, and subsidiaries (collectively, the "Company"), manages dental group practices in selected markets. At June 30, 1999, the Company managed 193 dental group practices in Texas, Wisconsin, Pennsylvania, Virginia, Ohio, Arkansas, Utah, Colorado, Georgia, New Jersey, Florida, Indiana, Arizona and New Mexico.

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION/BASIS OF CONSOLIDATION

         The financial statements for the three and six months ended June 30, 1999 and 1998, have been prepared by the Company, without audit, pursuant to Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting." Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to APB Opinion No. 28; nevertheless, management of the Company believes that the disclosures herein are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three and six months ended June 30, 1999 and 1998, have been included herein. The results of operations for the three- and six-month periods are not necessarily indicative of the results for the full year.

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

         Under the Management Agreements, the Company establishes a "controlling financial interest" as defined by EITF 97-2, "Application of FASB No. 94 and APB No. 16 to Physician Practice Management Entities and Certain Other Entities under Contractual Management Arrangement" ("EITF 97-2"). In addition, the Company has nominee shareholder arrangements with certain of the dental group practices as defined by EITF 97-2. For these reasons, the Company consolidates the financial statements of the dental group practices. The Company's consolidated financial statements for the three and six months ended June 30, 1998 have been restated to conform with the provisions of EITF 97-2. The restatement affected the display of previously reported revenues, amounts retained by dental group practices and general and administrative expenses only and did not affect the Company's financial position, results of operations or cash flows for the three and six months ended June 30, 1998.

         NET INCOME PER COMMON SHARE

         The net income per common share is based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding calculation for 1999 includes 904,571 common shares to be issued in 1999 and 2000. Such shares totaled 781,256 and 392,787 on a weighted basis for the three and six month periods ended June 30, 1999, respectively. Diluted net income per share has been calculated using the treasury stock method for stock options and other diluted securities. Such shares totaled 141,697 and 117,072 for the three and six month periods ended June 30, 1998, respectively. For the three and six month periods ended June 30, 1999, the Company's average market price for the quarter has fallen below the average exercise price, therefore, no common stock equivalents are included in the calculation.

         OTHER LIABILITIES

         Other liabilities consist primarily of reserves related to acquisitions accounted for as purchases and deferred rent for the Company's facilities.

         OTHER

         Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentations.

3.       BUSINESS COMBINATIONS

         Effective April 1, 1999, the Company acquired certain assets and assumed certain liabilities of Chatfield Dental Center, P.A. in Spring Valley, Minnesota for $255,000 in cash and 7,049 shares of Common Stock in an asset purchase transaction.

         The following unaudited pro forma information reflects the effect of acquisitions on the consolidated results of operations of the Company had the acquisitions occurred at January 1, 1998. Future results may differ substantially from pro forma results and cannot be considered indicative of future results.

                                                                   (Unaudited)
                                                             Six Months Ended June 30,
                                                             -------------------------
         (In thousands, except per share data)                 1999             1998
                                                             --------         --------
         Patient revenue, net                                $101,473         $ 93,094
         Net income                                          $  1,820         $  3,550
         Net income per common share - assuming dilution     $   0.15         $   0.30

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21B of the Securities and Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, risks associated with the implementation of strategic initiatives to improve profitability, risks associated with the integration of newly acquired companies, risks associated with the change of status or departure of key management personnel, risks associated with the constantly changing health care environment, the pace of development and acquisition activity, the reimbursement rates for dental services, and other risks detailed in the Company's Securities and Exchange Commission filings. Other risk factors are listed in the Company's Form 10-K dated December 31, 1998 as filed with the U.S. Securities and
Exchange Commission.

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

                                   1999 (1)        1998          1997         1996         1995
                                   --------      --------      --------     --------     --------
Offices at beginning of period          194            99            53           12           10
De novo offices                        --               7             7            2            2
Acquired offices                          7            90            39           39         --
Closed offices                           (8)           (2)         --           --           --
                                   --------      --------      --------     --------     --------
Offices at end of period                193           194            99           53           12
                                   ========      ========      ========     ========     ========


(1) Through June 30, 1999

COMPONENTS OF REVENUE AND EXPENSES

         Under the Management Agreements, the Company establishes a "controlling financial interest" as defined by EITF 97-2, "Application of FASB No. 94 and APB No. 16 to Physician Practice Management Entities and Certain Other Entities under Contractual Management Arrangement" ("EITF 97-2"). In addition, the Company has nominee shareholder arrangements with certain of the dental group practices as defined by EITF 97-2. For these reasons, the Company consolidates the financial statements of the dental group practices. The Company's consolidated financial statements have been restated for the three and six months ended June 30, 1998 to conform with the provisions of EITF 97-2. The restatement affected the display of previously reported revenues, amounts retained by dental group practices and general and administrative expenses only and did not affect the Company's financial position, results of operations or cash flows for the three and six months ended June 30, 1998.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Patient revenue, net. Revenue increased to $51.5 million for the three months ended June 30, 1999 from $25.9 million for the three months ended June 30, 1998, an increase of $25.6 million, or 99.1%. This increase resulted primarily from acquisitions and to a lesser extent expansion in existing markets. The acquisitions of Valley Forge Dental Associates, Inc. ("Valley Forge") and Talbert Medical Management Corporation ("Talbert") in September 1998 contributed combined Revenue of $20.1 million for the three months ended June 30, 1999. Dental offices in the ten markets served at June 30, 1998, namely Dallas-Fort Worth, Houston, Wisconsin, Arkansas, Indiana, Colorado, San Antonio, Midland-Odessa, Dayton and New Mexico (the "existing markets") contributed an additional $5.5 million of the increase in Revenue in the three months ended June 30, 1999 resulting primarily from the opening of three de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of ten dental practices and the acquisition of Managed Dental Care Centers, Inc. ("MDCC") in June 1998 which provided two additional months of Revenue in the three months ended June 30, 1999.

         Fee-for-service Revenue (i.e., Revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased to $31.1 million for the three months ended June 30, 1999 from $16.2 million for the three months ended June 30,1998, an increase of $14.9 million, or 92.4%, due to acquisitions in new markets and growth in existing markets. New market growth resulted from the acquisitions of Valley Forge and Talbert which contributed combined fee-for-service Revenue of $11.7 million for the respective periods following the dates of acquisition. In existing markets, fee-for-service Revenue increased to $19.4 million for the three months ended June 30, 1999 from $16.2 million for the three months ended June 30, 1998, representing an increase of $3.2 million, or 19.7%. Existing market growth resulted from the opening of three de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of ten dental practices and the acquisition of MDCC in June 1998 which provided two additional months of fee-for-service Revenue in the three months ended June 30, 1999. Managed dental care Revenue (i.e., Revenue from capitated managed dental care plans, including capitation payments and patient co-payments) increased to $20.4 million for the three months ended June 30, 1999 from $9.7 million for the three months ended June 30, 1998, an increase of $10.7 million, or 110.3%. This increase resulted in part from the acquisitions of Valley Forge and Talbert which contributed combined managed dental care Revenue of $8.4 million for the respective periods following the dates of acquisition. In existing markets, managed dental care Revenue increased to $12.0 million for the three months ended June 30, 1999 from $9.7 million for the three months ended June 30, 1998, an increase of $2.3 million or 23.7%. The increase in existing markets resulted from the opening of three de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of ten dental practices and the acquisition of MDCC in June 1998 which provided two additional months of managed dental care Revenue in the three months ended June 30, 1999. As a percentage of Revenue, fee-for-service Revenue decreased to 60.4% from 62.5% for the three months ended June 30, 1999 and 1998, respectively.

         Provider salaries and benefits. Provider salaries and benefits expense increased to $17.2 million for the three months ended June 30, 1999 from $7.7 million for the three months ended June 30, 1998, an increase of $9.5 million, or 124.4%. The increase resulted primarily from the acquisitions of Valley Forge and Talbert which added combined provider salaries and benefits expense of $7.2 million for the respective periods following the dates of acquisition. In existing markets, provider salaries and benefits expense increased $2.3 million as dentist and hygienist compensation increased as a result of a higher level of production at the Dental Offices and the acquisition of MDCC in June 1998 which provided two additional months of provider salaries and benefits expense in the three months ended June 30, 1999. As a percent of Revenue, provider salaries and benefits expense increased to 33.4% from 29.7% for the three months ended June 30, 1999 and 1998, respectively. This increase was due principally to higher compensation levels at certain acquired companies.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense increased to $13.4 million for the three months ended June 30, 1999 from $7.0 million for the three months ended June 30, 1998, an increase of $6.4 million, or 92.1%. The increase resulted primarily from the acquisitions of Valley Forge and Talbert which added combined clinical and other salaries and benefits expense of $4.8 million for the respective periods following the dates of acquisition. In existing markets, clinical and other salaries and benefits expense increased $1.6 million due to the opening of three de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of ten dental practices and the acquisition of MDCC in June 1998 which provided two additional months of clinical and other salaries and benefits expense in the three months ended June 30, 1999. As a percent of Revenue, clinical and other salaries and benefits expense decreased to 26.0% from 26.9% for the three months ended June 30, 1999 and 1998, respectively. This decrease was due principally to the acquired companies having lower clinical and other salaries and benefits expense as a percent of Revenue than the Company's existing operations.

         Dental supplies. Dental supplies expense increased to $2.6 million for the three months ended June 30, 1999 from $1.5 million for the three months ended June 30, 1998, an increase of $1.1 million, or 76.5%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert which added combined dental supplies expense of $889,000 for the respective periods following the dates of acquisition. In existing markets, dental supplies expense increased $229,000 due to a higher level of production at the Dental Offices offset by the leveraging of supply contracts against expansion in existing markets. As a percent of Revenue, dental supplies expense decreased to 5.0% from 5.7% for the three months ended June 30, 1999 and 1998, respectively. This decrease was due principally to the leveraging of supply contracts with expansion in existing markets.

         Laboratory fees. Laboratory fee expense increased to $2.2 million for the three months ended June 30, 1999 from $1.2 million for the three months ended June 30, 1998, an increase of $980,000, or 79.6%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert which added combined laboratory fee expense of $843,000 for the respective periods following the dates of acquisition. In existing markets, laboratory fee expense increased $137,000 as a result of increased production and the acquisition of MDCC in June 1998 which provided two additional months of laboratory fee expense in the three months ended June 30, 1999. As a percent of Revenue, laboratory fee expense decreased to 4.3% from 4.8% for the three months ended June 30, 1999 and 1998, respectively. This decrease was due principally to the acquired companies having lower laboratory fee expense as a percent of Revenue than the Company's existing operations.

         Occupancy. Occupancy expense increased to $2.5 million for the three months ended June 30, 1999 from $1.3 million for the three months ended June 30, 1998, an increase of $1.2 million, or 85.6%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert which added a combined $841,000 to occupancy expense for the respective periods following the dates of acquisition. In existing markets, occupancy expense increased $309,000 resulting from the opening of three de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of ten dental practices and the acquisition of MDCC in June 1998 which provided two additional months of occupancy expense in the three months ended June 30, 1999. Additionally, the Company closed five Dental Offices (three in Houston, one in Arkansas and one in New Mexico) in the first quarter of 1999 and closed three Dental Offices (two in Austin and one in Philadelphia) in the second quarter of 1999. As a percent of Revenue, occupancy expense decreased to 4.8% from 5.2% for the three months ended June 30, 1999 and 1998, respectively. This decrease was due principally to the acquired companies having lower occupancy expense as a percent of Revenue than the Company's existing operations.

         Advertising. Advertising expense increased to $864,000 for the three months ended June 30, 1999 from $578,000 for the three months ended June 30, 1998, an increase of $286,000, or 49.2%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert which added a combined $175,000 to advertising expense for the respective periods following the dates of acquisition. There was an increase of $111,000 in television and print advertising in the existing markets in 1999. As a percent of Revenue, advertising expense decreased to 1.7% from 2.2% for the three months ended June 30, 1999 and 1998, respectively. This decrease resulted from lower advertising expense for certain acquired companies as a percent of Revenue than the Company's existing operations and leveraging advertising expense with greater market penetration in existing markets.

         Other operating expenses. Other operating expenses consist of general and administrative expenses and bad debt expense (which was formerly a component of amounts retained by dental group practices). Other operating expenses increased to $6.2 million for the three months ended June 30, 1999 from $2.9 million for the three months ended June 30, 1998, an increase of $3.3 million, or 113.3%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert which added combined other operating expenses of $2.4 million for the respective periods following the dates of acquisition. Other operating expenses for existing markets increased $897,000 resulting from the opening of three de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of ten dental practices, the acquisition of MDCC in June 1998 which provided two additional months of other operating expenses in the three months ended June 30, 1999 and the expansion of the Company's corporate infrastructure to manage growth. As a percent of Revenue, other operating expenses increased to 12.0% from 11.2% for the three months ended June 30, 1999 and 1998, respectively. This increase was due principally to the acquired companies having higher other operating expenses as a percent of Revenue than the Company's existing operations.

         Depreciation and amortization. Depreciation and amortization expense increased to $2.7 million for the three months ended June 30, 1999 from $1.2 million for the three months ended June 30, 1998, an increase of $1.5 million, or 113.9%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert which added combined depreciation and amortization expense of $1.1 million for the respective periods following the dates of acquisition. Depreciation and amortization expense for existing markets increased $298,000 resulting from the opening of three de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of ten dental practices and the acquisition of MDCC in June 1998 which provided two additional months of depreciation and amortization expense in the three months ended June 30, 1999. As a percent of Revenue, depreciation and amortization expense increased to 5.2% from 4.8% for the three months ended June 30, 1999 and 1998, respectively. This increase was due principally to the acquired companies having higher depreciation and amortization expense as a percent of Revenue than the Company's existing operations.

         Operating income. Operating income increased to $3.9 million for the three months ended June 30, 1999 from $2.5 million for the three months ended June 30, 1998, an increase of $1.4 million or 58.1%. This increase resulted in part from the acquisitions of Valley Forge and Talbert which added combined operating income of $1.9 million for the respective periods following the dates of acquisition. Income from the Company's existing markets increased $836,000 for the three months ended June 30, 1999, which was offset by increased corporate expenses of $1.3 million due to the development of corporate infrastructure. As a percent of Revenue, operating income decreased to 7.6% from 9.5% for the three months ended June 30, 1999 and 1998, respectively. This decrease was due principally to certain acquired companies experiencing lower operating margins than the Company's existing operations offset by margin improvement in clinical and other salaries and benefits expense, dental supplies expense, laboratory fee expense, occupancy expense and advertising expense in the existing business.

         Interest expense, net. Interest expense, net increased to $1.9 million for the three months ended June 30, 1999 from $231,000 for the three months ended June 30, 1998, an increase of $1.7 million, or 724.7%. This increase is attributable to the higher average outstanding debt balances for the three months ended June 30, 1999 and 1998, respectively. Effective November 1997, the Company entered into a Credit Facility (the "Credit Facility") with a bank syndicate. Average debt outstanding under the Credit Facility totaled $80.3 million for the three months ended June 30, 1999 compared to average debt outstanding of $14.9 million for the three months ended June 30, 1998.

         Minority interest. Minority interest expense increased to $137,000 for the three months ended June 30, 1999 from $14,000 for the three months ended June 30, 1998, an increase of $123,000, or 871.4%. This increase resulted from higher net income relating to the acquisitions of Dental Centers of Indiana, Inc., which owns a fifty percent ownership in two partnerships operating four Dental Offices in Indiana, Dental America, which owns a twenty percent interest in a group dental practice with two offices located in Midland and Odessa, Texas, and MDCC, which owns a thirty-five percent interest in a group dental practice with two offices in Austin, Texas (closed in the second quarter of 1999) and five offices in New Mexico for the three months ended June 30, 1999 and 1998, respectively.

         Income taxes. Income tax expense decreased to $726,000 for the three months ended June 30, 1999 from $864,000 for the three months ended June 30, 1998, a decrease of $138,000, or 16.0%. This decrease was the result of lower net income before taxes, which decreased to $1.9 million for the three months ended June 30, 1999 from $2.2 million for the three months ended June 30, 1998, a decrease of $365,000, or 16.5%.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Patient revenue, net. Revenue increased to $100.9 million for the six months ended June 30, 1999 from $50.1 million for the six months ended June 30, 1998, an increase of $50.8 million, or 101.3%. This increase resulted primarily from acquisitions and to a lesser extent expansion in existing markets. The acquisitions of Valley Forge and Talbert in September 1998 contributed combined Revenue of $39.3 million for the six months ended June 30, 1999. Revenue for the Dental offices in existing markets increased $11.5 million, or 23.0%, for the six months ended June 30, 1999, resulting primarily from the opening of three de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of ten dental practices and the acquisitions of Dental Care One and MDCC in March 1998 and June 1998, respectively, which provided two and five additional months of Revenue for the six months ended June 30, 1999.

         Fee-for-service Revenue (i.e., Revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased to $61.6 million for the six months ended June 30, 1999 from $31.4 million for the six months ended June 30,1998, an increase of $30.2 million, or 96.5%, due to acquisitions in new markets and growth in existing markets. New market growth resulted from the acquisitions of Valley Forge and Talbert which contributed combined fee-for-service Revenue of $22.9 million for the respective periods following the dates of acquisition. In existing markets, fee-for-service Revenue increased to $38.7 million for the six months ended June 30, 1999 from $31.4 million for the six months ended June 30, 1998, representing an increase of $7.3 million, or 23.4%. Existing market growth resulted from the opening of three de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of ten dental practices and the acquisitions of Dental Care One and MDCC in March 1998 and June 1998, respectively, which provided two and five additional months of fee-for-service Revenue in the six months ended June 30, 1999. Managed dental care Revenue (i.e., Revenue from capitated managed dental care plans, including capitation payments and patient co-payments) increased to $39.3 million for the six months ended June 30, 1999 from $18.7 million for the six months ended June 30, 1998, an increase of $20.6 million, or 109.3%. This increase resulted in part from the acquisitions of Valley Forge and Talbert which contributed combined managed dental care Revenue of $16.3 million for the respective periods following the dates of acquisition. In existing markets, managed dental care Revenue increased to $23.0 million for the six months ended June 30, 1999 from $18.7 million for the six months ended June 30, 1998, an increase of $4.3 million or 22.3%. The increase in existing markets resulted from the opening of three de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of ten dental practices and the acquisitions of Dental Care One and MDCC in March 1998 and June 1998, respectively, which provided two and five additional months of managed dental care Revenue in the six months ended June 30, 1999. As a percentage of Revenue, fee-for-service Revenue decreased to 61.1% from 62.6% for the six months ended June 30, 1999 and 1998, respectively.

         Provider salaries and benefits. Provider salaries and benefits expense increased to $33.4 million for the six months ended June 30, 1999 from $14.9 million for the six months ended June 30, 1998, an increase of $18.5 million, or 124.2%. The increase resulted primarily from the acquisitions of Valley Forge and Talbert which added combined provider salaries and benefits expense of $14.0 million for the respective periods following the dates of acquisition. In existing markets, provider salaries and benefits expense increased $4.5 million as dentist and hygienist compensation increased as a result of a higher level of production at the Dental Offices and the acquisitions of Dental Care One and MDCC in March 1998 and June 1998, respectively, which provided two and five additional months of provider salaries and benefits expense in the six months ended June 30, 1999. As a percent of Revenue, provider salaries and benefits expense increased to 33.1% from 29.7% for the six months ended June 30, 1999 and 1998, respectively. This increase was due principally to higher compensation levels at certain acquired companies.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense increased to $26.4 million for the six months ended June 30, 1999 from $13.4 million for the six months ended June 30, 1998, an increase of $13.0 million, or 96.8%. The increase resulted primarily from the acquisitions of Valley Forge and Talbert which added combined clinical and other salaries and benefits expense of $9.5 million for the respective periods following the dates of acquisition. In existing markets, clinical and other salaries and benefits expense increased $3.5 million due to the opening of three de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of ten dental practices and the acquisitions of Dental Care One and MDCC in March 1998 and June 1998, respectively, which provided two and five additional months of clinical and other salaries and benefits expense in the six months ended June 30, 1999. As a percent of Revenue, clinical and other salaries and benefits expense decreased to 26.2% from 26.8% for the six months ended June 30, 1999 and 1998, respectively. This decrease was due principally to the acquired companies having lower clinical and other salaries and benefits expense as a percent of Revenue than the Company's existing operations.

         Dental supplies. Dental supplies expense increased to $5.2 million for the six months ended June 30, 1999 from $2.9 million for the six months ended June 30, 1998, an increase of $2.3 million, or 80.2%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert which added combined dental supplies expense of $2.0 million for the respective periods following the dates of acquisition. In existing markets, dental supplies expense increased $360,000 due to a higher level of production at the Dental Offices offset by the leveraging of supply contracts against expansion in existing markets. As a percent of Revenue, dental supplies expense decreased to 5.2% from 5.8% for the six months ended June 30, 1999 and 1998, respectively. This decrease was due principally to the leveraging of supply contracts with expansion in existing markets.

         Laboratory fees. Laboratory fee expense increased to $4.5 million for the six months ended June 30, 1999 from $2.3 million for the six months ended June 30, 1998, an increase of $2.2 million, or 97.9%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert which added combined laboratory fee expense of $1.9 million for the respective periods following the dates of acquisition. In existing markets, laboratory fee expense increased $354,000 as a result of increased production and the acquisitions of Dental Care One and MDCC in March 1998 and June 1998, respectively, which provided two and five additional months of laboratory fee expense in the six months ended June 30, 1999. As a percent of Revenue, laboratory fee expense decreased slightly to 4.5% from 4.6% for the six months ended June 30, 1999 and 1998, respectively.

         Occupancy. Occupancy expense increased to $5.1 million for the six months ended June 30, 1999 from $2.7 million for the six months ended June 30, 1998, an increase of $2.4 million, or 89.7%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert which added a combined $1.7 to occupancy expense for the respective periods following the dates of acquisition. In existing markets, occupancy expense increased $684,000 resulting from the opening of three de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of ten dental practices and the acquisitions of Dental Care One and MDCC in March 1998 and June 1998, respectively, which provided two and five additional months of occupancy expense in the six months ended June 30, 1999. Additionally, the Company closed five Dental Offices (three in Houston, one in Arkansas and one in New Mexico) in the first quarter of 1999 and closed three Dental Offices (two in Austin and one in Philadelphia) in the second quarter of 1999. As a percent of Revenue, occupancy expense decreased to 5.0% from 5.3% for the six months ended June 30, 1999 and 1998, respectively.

         Advertising. Advertising expense increased to $1.6 million for the six months ended June 30, 1999 from $1.1 million for the six months ended June 30, 1998, an increase of $501,000, or 45.8%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert which added a combined $351,000 to advertising expense for the respective periods following the dates of acquisition. There was an increase of $150,000 in television and print advertising in the existing markets in 1999. As a percent of Revenue, advertising expense decreased to 1.6% from 2.2% for the six months ended June 30, 1999 and 1998, respectively. This decrease resulted from lower advertising expense for certain acquired companies as a percent of Revenue than the Company's existing operations and leveraging advertising expense with greater market penetration in existing markets.

         Other operating expenses. Other operating expenses consist of general and administrative expenses and bad debt expense (which was formerly a component of amounts retained by dental group practices). Other operating expenses increased to $12.8 million for the six months ended June 30, 1999 from $5.9 million for the six months ended June 30, 1998, an increase of $6.9 million, or 115.4%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert which added combined other operating expenses of $4.9 million for the respective periods following the dates of acquisition. Other operating expenses for existing markets increased $2.0 million resulting from the opening of three de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of ten dental practices, the acquisitions of Dental Care One and MDCC in March 1998 and June 1998, respectively, which provided two and five additional months of other operating expenses in the six months ended June 30, 1999 and the expansion of the Company's corporate infrastructure to manage growth. As a percent of Revenue, other operating expenses increased to 12.6% from 11.8% for the six months ended June 30, 1999 and 1998, respectively. This increase was due principally to the acquired companies having higher other operating expenses as a percent of Revenue than the Company's existing operations.

         Depreciation and amortization. Depreciation and amortization expense increased to $5.2 million for the six months ended June 30, 1999 from $2.3 million for the six months ended June 30, 1998, an increase of $2.9 million, or 124.1%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert which added combined depreciation and amortization expense of $2.2 million for the respective periods following the dates of acquisition. Depreciation and amortization expense for existing markets increased $704,000 resulting from the opening of three de novo Dental Offices, the physical expansion of eleven existing Dental Offices, the acquisition of ten dental practices and the acquisitions of Dental Care

One and MDCC in March 1998 and June 1998, respectively, which provided two and five additional months of depreciation and amortization expense in the six months ended June 30, 1999. As a percent of Revenue, depreciation and amortization expense increased to 5.2% from 4.6% for the six months ended June 30, 1999 and 1998, respectively. This increase was due principally to the acquired companies having higher depreciation and amortization expense as a percent of Revenue than the Company's existing operations.

         Operating income. Operating income increased to $6.7 million for the six months ended June 30, 1999 from $4.6 million for the six months ended June 30, 1998, an increase of $2.1 million, or 45.7%. This increase resulted in part from the acquisitions of Valley Forge and Talbert which added combined operating income of $2.8 million for the respective periods following the dates of acquisition. Income from the Company's existing markets increased $1.6 million for the six months ended June 30, 1999, which was offset by increased corporate expenses of $2.3 million due to the development of corporate infrastructure. As a percent of Revenue, operating income decreased to 6.6% from 9.2% for the six months ended June 30, 1999 and 1998, respectively. This decrease was due principally to certain acquired companies experiencing lower operating margins than the Company's existing operations offset by margin improvement in clinical and other salaries and benefits expense, dental supplies expense, laboratory fee expense, occupancy expense and advertising expense in the existing business.

         Interest expense, net. Interest expense, net increased to $3.7 million for the six months ended June 30, 1999 from $514,000 for the six months ended June 30, 1998, an increase of $3.2 million, or 616.7%. This increase is attributable to the higher average outstanding debt balances for the six months ended June 30, 1999 and 1998, respectively. Effective November 1997, the Company entered into a Credit Facility (the "Credit Facility") with a bank syndicate. Average debt outstanding under the Credit Facility totaled $76.6 million for the six months ended June 30, 1999 compared to average debt outstanding of $12.7 million for the six months ended June 30, 1998.

         Minority interest. Minority interest expense increased to $170,000 for the six months ended June 30, 1999 from $64,000 for the six months ended June 30, 1998, an increase of $106,000, or 165.6%. This increase resulted from higher net income relating to the acquisitions of Dental Centers of Indiana, Inc., which owns a fifty percent ownership in two partnerships operating four Dental Offices in Indiana, Dental America, which owns a twenty percent interest in a group dental practice with two Dental Offices located in Midland and Odessa, Texas, and MDCC, which owns a thirty-five percent interest in a group dental practice with two Dental Offices in Austin, Texas (closed in the second quarter of 1999) and five Dental Offices in New Mexico for the six months ended June 30, 1999 and 1998, respectively.

         Income taxes. Income tax expense decreased to $1.1 million for the six months ended June 30, 1999 from $1.6 million for the six months ended June 30, 1998, a decrease of $453,000, or 28.8%. This decrease was the result of lower net income before taxes, which decreased to $2.9 million for the six months ended June 30, 1999 from $4.0 million for the six months ended June 30, 1998, a decrease of $1.1 million, or 29.0%.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had a $2.1 million working capital deficit, representing a decrease of $12.4 million from the working capital deficit of $14.5 million at December 31, 1998. This working capital deficit included current liabilities of $27.5 million, consisting of $2.2 million in accounts payable, $17.2 million in accrued liabilities, $5.4 million in amounts payable to dental group practices as consideration for accounts receivable acquired from such group practices and $2.7 million in current maturities of notes payable and capital lease obligations. Current liabilities were offset by current assets of $25.4 million, consisting of $7.8 million in cash and cash equivalents, $15.4 million in accounts receivable, net of allowances, prepaid expenses of $2.0 million and a federal income tax receivable of $229,000. The Company's principal sources of liquidity as of June 30, 1999 consisted of cash and cash equivalents, net accounts receivable and borrowing capacity under the Credit Facility. There can be no assurance the Company will not have working capital deficits in the future, particularly if additional indebtedness requires current amortization of principal.

         For the six months ended June 30, 1999 and 1998, cash provided by operations was $1.5 million and $4.5 million, respectively.

         Cash used in investing activities was $10.5 million for the six months ended June 30, 1999 and $10.0 million for the six months ended June 30, 1998. In the six months ended June 30, 1999, $7.7 million was utilized for acquisitions and $2.8 million was invested in the purchase of additional property and equipment. In the six months ended June 30, 1998, $6.3 million was utilized for acquisitions and $3.7 million was invested in the purchase of additional property and equipment.

         For the six months ended June 30, 1999 and 1998, cash provided by financing activities was $12.9 million and $6.5 million, respectively. In the six months ended June 30, 1999, the cash provided was primarily comprised of $14.2 million in net borrowings offset by the repayment of $2.0 million in outstanding debt. In the six months ended June 30, 1998, the cash provided was primarily comprised of $6.8 million in net borrowings offset by the repayment of $298,000 in outstanding debt.

         The Company has a Credit Facility with a bank syndicate. Under the Credit Facility, the Company may borrow up to $85.0 million. As of June 30, 1999, the Company had outstanding borrowings of $79.6 million under the Credit Facility. The amounts outstanding under the Credit Facility bear interest at variable rates which are based upon either the lender's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Facility. The Credit Facility prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions above a predetermined consideration level without bank approval, and requires the Company to maintain certain financial ratios on an ongoing basis. The Credit Facility is secured by pledges of all of the outstanding capital stock of, or other equity interests in, the Company's subsidiaries, and a lien on substantially all of the assets of the Company.

         The Company believes that the cash generated from operations will be sufficient to fund its anticipated working capital needs and capital expenditures (other than financing necessary to complete future acquisitions) for the foreseeable future. The Company expects to fund future acquisitions with cash from operations and borrowings under the Credit Facility. In order to meet its long-term liquidity needs, the Company may issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that any such additional financing will be available on terms acceptable to the Company. Moreover, there can also be no assurance that cash generated from operations will be sufficient to cover the Company's interest expense or that the Company will not experience losses in the future. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's ability to pursue its expansion strategy and could negatively affect its operations in future periods.

YEAR 2000 ISSUE

         The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

         Many existing computer programs and databases use two digits to identify a year in the date field (i.e., 98 would represent 1998). These programs and databases were not originally designed to operate after December 31, 1999. If not corrected, many computer programs and databases could fail or create erroneous results relating to the year 2000. If the Company or its significant customers or suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on the Company operations. However, the impact cannot be quantified at this time. The Company believes that its competitors face a similar risk.

         The Company is in the process of addressing the possible exposures related to the impact on its computer programs and databases of the year 2000 issue. Key management information systems and operational systems, including equipment with embedded microprocessors, have been or are currently being inventoried and assessed, and detailed plans have been or are currently being developed for the required program and database modifications or replacements. Progress against these plans is monitored and reported to management on a regular basis. Implementation of required changes to critical systems is expected to be completed during fiscal 1999. The Company is also focusing on major customers, which consist of third-party payors such as preferred provider plans, and certain key suppliers to assess their compliance. The Company has received and continues to receive assurances that its major customers and suppliers are or will be compliant by year 2000; if such assessment is not then complete or material 2000 concerns are then identified, the Company will develop contingency plans. In the event a material customer or supplier is not Year 2000 compliant, the Company's business, financial condition and results of operations could be materially and adversely affected.

         The Company has spent approximately $90,000 to date related to these programs and the Company expects its future costs related to these programs to be approximately $25,000. Such costs have been and will continue to be funded through operating cash flows. The Company presently believes that the total cost of achieving year 2000 compliance will not be material to its financial condition, liquidity or results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           On January 8, 1999, a judgment in the amount of $1.1 million was entered for a formerly employed dentist and against Managed Dental Care Centers, Inc., a subsidiary of which the Company owns a 65 percent interest. The judgment awarded damages for fraud, tortious interference and breach of employment and purchase agreements, as well as punitive damages. The Company prevailed on its indemnification against this claim and all legal fees, costs and expenses related thereto by the former shareholders (and current minority partners) of Managed Dental Care Centers, Inc. As a result, the Company had a $1.0 million gain related to litigation reserves recorded in December 1998. In addition, the Company has reached an agreement with one of the minority shareholders to acquire an additional 17.5% of the Common Stock of Managed Dental Care Centers, Inc.

           On February 8, 1999, the Company was served with a Notice and Demand for Arbitration on behalf of four limited partnerships who were among the principal stockholders of Valley Forge Dental Associates, Inc. ("Valley Forge") in the merger which closed on September 10, 1998, all of which are associated with Foster Management Company of Valley Forge, Pennsylvania (collectively, the "Former Principal Stockholders"). On or about May 13, 1999, the Company reached an agreement to settle this matter with the Former Principal Stockholders. Under the terms of the settlement, the Company agreed to deliver approximately 400,000 shares of its Common Stock to the Former Principal Stockholders and to appoint a representative of the Former Principal Stockholders to its board of directors. The parties to the settlement also agreed to exchange mutual releases and to stipulate to a dismissal of the arbitration proceeding.

           On or about April 26, 1999, the Company was served with a punitive class action complaint against the Company and certain of its officers and directors, captioned Robert O. Neibert, et al., v. Monarch Dental Corp., Warren
F. Melamed, Gary W. Cage and Roger B. Kafker, Civil No. 3-99-CV-0762-X. The Class action complaint, which was filed in the United States District Court for the Northern District of Texas, alleges that the Company and certain of its officers and directors violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period between February 24, 1998 and December 22, 1998. The public disclosures relate to, among other things, acquired dental practices, the Company's internal growth and growth prospects, and the Company's past and future financial performance. Following the announcement of the filing of this class action lawsuit, the Company was served with two similar putative class actions in the United States District Court for the Northern District of Texas, which encompass the same class period and cover almost identical allegations. The Company anticipates that all three class action complaints eventually will be consolidated into a single action in the United States District Court for the Northern District of Texas. The Company is currently reviewing the allegations made in the class action lawsuits and intends to defend the claims vigorously. The Company believes that the defense of the claims could involve significant litigation-related expenses. The outcome of this matter is uncertain and, as a result, at this time the Company is not able to quantify any related financial exposure.

           In addition to the matters discussed above, the Company is engaged in various legal proceedings incidental to its business activities. Management does not believe the resolution of such matters will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           (a)    Not applicable.

           (b)    Not applicable.

           (c) In April 1999, the Company issued 44,182 shares of Common Stock to Charles Mazza, D.D.S. and Michael Matkov, D.D.S. as consideration for achieving specified financial performance goals contained in the asset purchase agreement in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                  In April 1999, pursuant to a stock option agreement, the Company granted options to purchase 4,000 shares of Common Stock at an exercise price of $2.438 per share to Richard Handelman, D.D.S. in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                  In April 1999, pursuant to stock option agreements, the Company granted options to purchase 390,000 shares of Common Stock at an exercise price of $3.25 per share to certain of its employees and affiliated dentists in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                  The Company has received waivers from the bank syndicate as a result of violating the terms of its Credit Facility at March 31, 1999 and December 31, 1998. Additionally, the Company is in the process of exploring the possibility of obtaining additional capital, which would most likely entail the restructure of the covenant package associated with its current credit facility.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

                  At the Annual Meeting of Shareholders of the Company held on May 11, 1999, the shareholders of the Company approved the election of Warren F. Melamed, D.D.S. and W. Barger Tygart, the Board of Directors' nominees, as Class II Directors of the Company to hold office until the 2002 Annual Meeting of Shareholders and until their successors are duly elected and qualified. No other nominations were made. The total number of votes cast for the election of the Class II Directors was 10,703,020. Set forth below is a tabulation of the vote:

                                                              Votes For         Votes Withheld
                                                              ---------         --------------
                           Warren F. Melamed, D.D.S.          10,588,396           114,624

                           W. Barger Tygart                   10,602,472           100,548

                  There were no broker non-votes on this matter.

ITEM 5.    OTHER INFORMATION

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS FILED ON FORM 8-K

           (a)  Exhibits.

                  11       Statement re: Computation of per share earnings

                  27       Financial Data Schedules

           (b) Reports on Form 8-K.

                The Company filed a Form 8-K, dated May 3, 1999, reporting the commencement of a legal proceeding against the Company.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 MONARCH DENTAL CORPORATION



Date:  August 16, 1999                           By:  /s/ Gary W. Cage
                                                    ----------------------------
                                                    Gary W. Cage
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX



        EXHIBIT
        NUMBER     DESCRIPTION
        ------     -----------
          11       Statement re:  Computation of per share earnings
          27       Financial Data Schedules