Form 10-Q
period 1999-09-30
MONARCH DENTAL CORP
filed 1999-11-15
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of November 12, 1999
     ----------------------------            -----------------------------------
     Common Stock, $.01 par value                     12,706,236

                           MONARCH DENTAL CORPORATION


                                      INDEX

                                                                                                       Page No.
Part I.    Financial Information

           Item 1.       Report of Independent Public Accountants                                         3

           Item 2.       Consolidated Financial Statements                                                4

           Item 3.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                        9


Part II.   Other Information

           Item 1.       Legal Proceedings                                                               18

           Item 2.       Changes in Securities and Use of Proceeds                                       18

           Item 6.       Exhibits and Reports Filed on Form 8-K                                          19

Signatures                                                                                               20

Exhibit Index                                                                                            21

                          PART I. FINANCIAL INFORMATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
Monarch Dental Corporation:



We have reviewed the accompanying consolidated balance sheet of Monarch Dental Corporation (a Delaware corporation) and subsidiaries as of September 30, 1999 and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

                                       ARTHUR ANDERSEN LLP
Dallas, Texas
  November 10, 1999

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30,        December 31,
                                                                                  1999                1998
                                                                             --------------      --------------
                                                                               (Unaudited)
                                     ASSETS
    Current assets:
       Cash and cash equivalents .......................................     $    7,097,458      $    3,992,845
       Accounts receivable, net of allowances of approximately
         $10,121,000 and $8,128,000, respectively ......................         17,144,022          15,328,575
       Prepaid expenses ................................................          1,761,907           1,369,503
       Federal income tax receivable ...................................                 --           1,239,590
                                                                             --------------      --------------
            Total current assets .......................................         26,003,387          21,930,513
    Property and equipment, net of accumulated depreciation of
         approximately $13,129,000 and $9,270,000, respectively ........         19,152,389          18,725,117
    Goodwill, net of accumulated amortization of approximately
         $11,407,000 and $7,920,000, respectively ......................        136,030,060         126,450,495
    Other assets .......................................................          2,219,225           1,899,268
                                                                             --------------      --------------
           Total assets ................................................     $  183,405,061      $  169,005,393
                                                                             ==============      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Accounts payable ................................................     $    2,003,433      $    6,073,726
       Accrued payroll .................................................          5,828,204           6,524,061
       Accrued liabilities .............................................          8,265,928          10,297,542
       Accrued restructuring charges ...................................          1,132,574           4,356,384
       Taxes payable ...................................................            251,058                  --
       Payable to affiliated dental group practices ....................          4,786,815           4,427,816
       Current maturities of notes payable and capital lease obligations          4,116,090           4,789,960
                                                                             --------------      --------------
            Total current liabilities ..................................         26,384,102          36,469,489
    Deferred income taxes ..............................................          1,319,702           1,319,702
    Notes payable ......................................................         83,597,530          70,515,007
    Capital lease obligations ..........................................            727,926             813,073
    Other liabilities ..................................................          6,807,106           2,296,740
                                                                             --------------      --------------
            Total liabilities ..........................................        118,836,366         111,414,011
    Minority interest in consolidated subsidiaries .....................            158,460             128,261
    Commitments and contingencies
    Stockholders' equity:
       Preferred Stock, $.01 par value, 2,000,000 shares authorized;
         no shares issued or outstanding ...............................                 --                  --
       Common Stock, $.01 par value, 50,000,000 shares authorized;
         12,706,236 and 11,982,254 shares issued and outstanding,
         respectively ..................................................            127,062             119,823
       Additional paid-in capital ......................................         65,823,697          63,439,123
       Common Stock to be issued, 706,581 shares in 1999 and 2000 ......          1,546,000                  --
       Retained earnings (deficit) .....................................         (3,086,524)         (6,095,825)
                                                                             --------------      --------------

            Total stockholders' equity                                           64,410,235          57,463,121
                                                                             --------------      --------------
            Total liabilities and stockholders' equity .................     $  183,405,061      $  169,005,393
                                                                             ==============      ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------      ---------------------------------
                                                         1999               1998                1999               1998
                                                    --------------     --------------      --------------     --------------
Patient revenue, net ..........................     $   51,196,448     $   34,090,265      $  152,121,017     $   84,222,787

Operating expenses:
    Provider salaries and benefits ............         16,791,628         10,484,147          50,168,813         25,372,967
    Clinical and other salaries and benefits ..         13,310,514          9,252,293          39,744,054         22,682,889
    Dental supplies ...........................          2,431,629          1,624,394           7,660,966          4,526,085
    Laboratory fees ...........................          2,793,745          1,510,029           7,323,771          3,798,641
    Occupancy .................................          2,577,167          1,736,411           7,646,520          4,408,771
    Advertising ...............................            838,148            598,528           2,432,241          1,692,038
    Other operating expenses ..................          5,769,454          3,930,643          18,531,798          9,854,555
    Depreciation and amortization .............          2,768,986          1,719,016           7,986,567          4,046,857
                                                    --------------     --------------      --------------     --------------
                                                        47,281,271         30,855,461         141,494,730         76,382,803
                                                    --------------     --------------      --------------     --------------
Operating income ..............................          3,915,177          3,234,804          10,626,287          7,839,984
Interest expense, net .........................          1,788,335            481,906           5,471,985            995,821
Minority interest in consolidated subsidiaries              48,110            (15,143)            218,029             49,235
                                                    --------------     --------------      --------------     --------------
Income before income taxes ....................          2,078,732          2,768,041           4,936,273          6,794,928
Income taxes ..................................            808,895          1,080,000           1,926,972          2,651,000
                                                    --------------     --------------      --------------     --------------
Net income ....................................     $    1,269,837     $    1,688,041      $    3,009,301     $    4,143,928
                                                    ==============     ==============      ==============     ==============
Net income per common share ...................     $         0.10     $         0.16      $         0.24     $         0.40
                                                    ==============     ==============      ==============     ==============
Net income per common share - assuming dilution     $         0.10     $         0.16      $         0.24     $         0.39
                                                    ==============     ==============      ==============     ==============
Weighted average number of common shares
    outstanding ...............................         13,181,402         10,708,241          12,760,774         10,424,157
                                                    ==============     ==============      ==============     ==============
Weighted average number of common and
    common equivalent shares outstanding ......         13,181,402         10,796,667          12,760,774         10,585,986
                                                    ==============     ==============      ==============     ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Nine months ended
                                                                            September 30,
                                                                    ------------------------------
                                                                        1999              1998
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...............................................     $  3,009,301      $  4,143,928
     Adjustments to reconcile net income to net cash
         provided by operating activities -
         Depreciation and amortization ........................        7,986,567         4,046,857
         Minority interest in consolidated subsidiaries .......          218,029            49,235
         Changes in assets and liabilities, net of effects from
               acquisitions -
               Accounts receivable, net .......................       (1,554,932)       (1,963,896)
               Prepaid and other current assets ...............          595,970          (438,169)
               Other noncurrent assets ........................         (319,957)         (784,774)
               Accounts payable and accrued expenses ..........       (3,640,022)        1,034,099
               Accrued restructuring charges ..................       (3,223,810)               --
               Other liabilities ..............................          240,805          (576,465)
               Deferred income taxes ..........................               --           770,524
                                                                    ------------      ------------
                  Net cash provided by operating activities ...        3,311,951         6,281,339
                                                                    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment ......................       (3,895,149)       (5,329,372)
     Cash paid for dental group practices, including
         related costs, net of cash acquired ..................       (8,538,796)      (49,452,034)
                                                                    ------------      ------------
                  Net cash used in investing activities .......      (12,433,945)      (54,781,406)
                                                                    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable, net of issuance costs .......       15,250,000        52,750,000
     Payments on notes payable and capital lease obligations ..       (2,980,164)       (1,363,785)
     Distribution to stockholders/partners ....................         (356,710)         (102,176)
     Issuance of common stock .................................          313,481           149,437
                                                                    ------------      ------------
                  Net cash provided by financing activities ...       12,226,607        51,433,476
                                                                    ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .....................        3,104,613         2,933,409

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................        3,992,845         2,975,142
                                                                    ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                                    $  7,097,458      $  5,908,551
                                                                    ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest ...................................     $  5,841,321      $    689,500
                                                                    ============      ============
     Cash paid for taxes ......................................     $    551,376      $  2,024,600
                                                                    ============      ============
     Equipment acquired under capital leases ..................     $         --      $    855,038
                                                                    ============      ============
     Debt assumed through acquisitions ........................     $    150,000      $ 42,936,288
                                                                    ============      ============
     Non-cash issuance of common stock ........................     $    976,000      $         --
                                                                    ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1.       DESCRIPTION OF BUSINESS

         Monarch Dental Corporation ("Monarch"), a Delaware corporation, and subsidiaries (collectively, the "Company"), manages dental group practices in selected markets. At September 30, 1999, the Company managed 192 dental group practices in Texas, Wisconsin, Pennsylvania, Virginia, Ohio, Arkansas, Utah, Colorado, Georgia, New Jersey, Florida, Indiana, Arizona and New Mexico.

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION / BASIS OF CONSOLIDATION

         The financial statements for the three and nine months ended September 30, 1999 and 1998, have been prepared by the Company, without audit, pursuant to Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting." Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to APB Opinion No. 28; nevertheless, management of the Company believes that the disclosures herein are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three and nine months ended September 30, 1999 and 1998, have been included herein. The results of operations for the three and nine month periods are not necessarily indicative of the results for the full year.

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

         Under the Management Agreements, the Company establishes a "controlling financial interest" as defined by EITF 97-2, "Application of FASB No. 94 and APB No. 16 to Physician Practice Management Entities and Certain Other Entities under Contractual Management Arrangement" ("EITF 97-2"). In addition, the Company has nominee shareholder arrangements with certain of the dental group practices as defined by EITF 97-2. For these reasons, the Company consolidates the financial statements of the dental group practices. The Company's consolidated financial statements for the three and nine months ended September 30, 1998 have been restated to conform with the provisions of EITF 97-2. The restatement affected the display of previously reported revenues, amounts retained by dental group practices and general and administrative expenses only and did not affect the Company's financial position, results of operations or cash flows for the three and nine months ended September 30, 1998.

         NET INCOME PER COMMON SHARE

         The net income per common share is based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding calculation for 1999 includes 706,581 common shares to be issued in 1999 and 2000. Such shares totaled 475,166 and 325,644 on a weighted basis for the three and nine month periods ended September 30, 1999, respectively. Diluted net income per share has been calculated using the treasury stock method for stock options and other diluted securities. Such shares totaled 88,426 and 161,829 for the three and nine month periods ended September 30, 1998, respectively. For the three and nine month periods ended September 30, 1999, the Company's average market price for each respective period has fallen below the average exercise price, therefore, no common stock equivalents are included in the calculation.

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

                                                          (Unaudited)
                                                 Nine Months Ended September 30,
                                                 -------------------------------
(In thousands, except per share data)                  1999           1998
                                                    ----------     ----------
Patient revenue, net ..........................     $  152,636     $  140,763
Net income ....................................     $    3,064     $    5,534
Net income per common share - assuming dilution     $     0.25     $     0.46

4.       COMMITMENTS AND CONTINGENCIES

         LITIGATION, CLAIMS, AND ASSESSMENTS

         On or about April 26, 1999, the Company was served with a putative class action complaint against the Company and certain of its officers and directors, captioned Robert O. Neibert, et al., v. Monarch Dental Corp., Warren F. Melamed, Gary W. Cage and Roger B. Kafker, Civil No. 3-99-CV-0762-X. The class action complaint, which was filed in the United States District Court for the Northern District of Texas (the "District Court"), alleges that the Company and certain of its officers and directors violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period between February 24, 1998 and December 22, 1998. The public disclosures relate to, among other things, acquired dental practices, the Company's internal growth and growth prospects, and the Company's past and future financial performance. Following the announcement of the filing of this class action lawsuit, the Company was served with two similar putative class actions in the District Court, which encompass the same class period and cover almost identical allegations. On May 24, 1999, the District Court consolidated these three class action complaints into a single action. The Company was subsequently served on September 10, 1999 with a consolidated amended class action complaint which contained substantially the same allegations as were encompassed in the prior separate class action complaints. The Company and all of the defendants named in the amended class action complaint filed motions to dismiss all of the claims set forth in this complaint in October 1999. The Company intends to defend all of the claims set forth in the amended class action complaint vigorously. The Company believes that the defense of the claims could involve significant litigation-related expenses. The outcome of this matter is uncertain and, as a result, at this time the Company is not able to quantify any related financial exposure.

         The Company also disclosed other legal proceedings which have been terminated in prior periods in its Current Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

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

                                   1999(1)      1998        1997       1996       1995
                                   -------     ------      ------     ------     ------
Offices at beginning of period        194          99          53         12         10
De novo offices ..............         --           7           7          2          2
Acquired offices .............          7          90          39         39         --
Closed offices ...............         (9)         (2)         --         --         --
                                   ------      ------      ------     ------     ------
Offices at end of period .....        192         194          99         53         12
                                   ======      ======      ======     ======     ======

(1) Through September 30, 1999


COMPONENTS OF REVENUE AND EXPENSES

         Under the Management Agreements, the Company establishes a "controlling financial interest" as defined by EITF 97-2, "Application of FASB No. 94 and APB No. 16 to Physician Practice Management Entities and Certain Other Entities under Contractual Management Arrangement" ("EITF 97-2"). In addition, the Company has nominee shareholder arrangements with certain of the dental group practices as defined by EITF 97-2. For these reasons, the Company consolidates the financial statements of the dental group practices. The Company's consolidated financial statements have been restated for the three and nine months ended September 30, 1998 to conform with the provisions of EITF 97-2. The restatement affected the display of previously reported revenues, amounts retained by dental group practices and general and administrative expenses only and did not affect the Company's financial position, results of operations or cash flows for the three and nine months ended September 30, 1998.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Patient revenue, net. Revenue increased to $51.2 million for the three months ended September 30, 1999 from $34.1 million for the three months ended September 30, 1998, an increase of $17.1 million, or 50.2%. This increase resulted primarily from the acquisitions of Valley Forge Dental Associates, Inc. ("Valley Forge") and Talbert Medical Management Corporation ("Talbert") in September 1998 which provided two additional months of Revenue totaling $13.9 million in the three months ended September 30, 1999. Dental offices in the ten remaining markets, namely Dallas-Fort Worth, Houston, Wisconsin, Arkansas, Indiana, Colorado, San Antonio, Midland-Odessa, Dayton and New Mexico (the "existing markets") contributed $3.2 million of the increase in Revenue in the three months ended September 30, 1999 resulting primarily from the opening of one de novo Dental Office, the physical expansion of eleven existing Dental Offices and the acquisition of eight dental practices.

         Fee-for-service Revenue (i.e., Revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased to $31.2 million for the three months ended September 30, 1999 from $20.3 million for the three months ended September 30,1998, an increase of $10.9 million, or 53.5%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert in September 1998 which provided two additional months of fee-for-service Revenue totaling $8.8 million in the three months ended September 30, 1999. In existing markets, fee-for-service Revenue increased to $19.1 million for the three months ended September 30, 1999 from $17.0 million for the three months ended September 30, 1998, representing an increase of $2.1 million, or 12.2%. Existing market growth resulted from the opening of one de novo Dental Office, the physical expansion of eleven existing Dental Offices and the acquisition of eight dental practices. Managed dental care Revenue (i.e., Revenue from capitated managed dental care plans, including capitation payments and patient co-payments) increased to $20.0 million for the three months ended September 30, 1999 from $13.8 million for the three months ended September 30, 1998, an increase of $6.2 million, or 45.2%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert in September 1998 which provided two additional months of managed dental care Revenue totaling $5.1 million in the three months ended September 30, 1999. In existing markets, managed dental care Revenue increased to $11.9 million for the three months ended September 30, 1999 from $10.8 million for the three months ended September 30, 1998, an increase of $1.1 million or 10.4%. The increase in existing markets resulted from the opening of one de novo Dental Office, the physical expansion of eleven existing Dental Offices and the acquisition of eight dental practices. As a percentage of Revenue, fee-for-service Revenue increased to 61.0% from 59.6% for the three months ended September 30, 1999 and 1998, respectively.

         Provider salaries and benefits. Provider salaries and benefits expense increased to $16.8 million for the three months ended September 30, 1999 from $10.5 million for the three months ended September 30, 1998, an increase of $6.3 million, or 60.2%. The increase resulted primarily from the acquisitions of Valley Forge and Talbert in September 1998 which provided two additional months of provider salaries and benefits expense totaling $4.8 million in the three months ended September 30, 1999. In existing markets, provider salaries and benefits expense increased $1.5 million due to the opening of one de novo Dental Office, the physical expansion of eleven existing Dental Offices, the acquisition of eight dental practices and increased dentist and hygienist compensation as a result of a higher level of production at the Dental Offices. As a percent of Revenue, provider salaries and benefits expense increased to 32.8% from 30.8% for the three months ended September 30, 1999 and 1998, respectively. This increase was due principally to higher compensation levels relative to Revenue at certain acquired companies.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense increased to $13.3 million for the three months ended September 30, 1999 from $9.3 million for the three months ended September 30, 1998, an increase of $4.0 million, or 43.9%. The increase resulted primarily from the acquisitions of Valley Forge and Talbert in September 1998 which provided two additional months of clinical and other salaries and benefits expense totaling $3.0 million in the three months ended September 30, 1999. In existing markets, clinical and other salaries and benefits expense increased $1.0 million due to the opening of one de novo Dental Office, the physical expansion of eleven existing Dental Offices and the acquisition of eight dental practices. As a percent of Revenue, clinical and other salaries and benefits expense decreased to 26.0% from 27.1% for the three months ended September 30, 1999 and 1998, respectively. This decrease was due principally to the acquired companies having lower clinical and other salaries and benefits expense as a percent of Revenue than the Company's existing operations.

         Dental supplies. Dental supplies expense increased to $2.4 million for the three months ended September 30, 1999 from $1.6 million for the three months ended September 30, 1998, an increase of $807,000, or 49.7%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert in September 1998 which provided two additional months of dental supplies expense totaling $686,000 in the three months ended September 30, 1999. In existing markets, dental supplies expense increased $121,000 due to the opening of one de novo Dental Office, the physical expansion of eleven existing Dental Offices, the acquisition of eight dental practices and a higher level of production at the Dental Offices offset by the leveraging of supply contracts against expansion in existing markets. As a percent of Revenue, dental supplies expense decreased slightly to 4.7% from 4.8% for the three months ended September 30, 1999 and 1998, respectively.

         Laboratory fees. Laboratory fee expense increased to $2.8 million for the three months ended September 30, 1999 from $1.5 million for the three months ended September 30, 1998, an increase of $1.3 million, or 85.0%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert in September 1998 which provided two additional months of laboratory fee expense totaling $871,000 in the three months ended September 30, 1999. In existing markets, laboratory fee expense increased $413,000 due to the opening of one de novo Dental Office, the physical expansion of eleven existing Dental Offices, the acquisition of eight dental practices and increased production at the Dental Offices. As a percent of Revenue, laboratory fee expense increased to 5.5% from 4.4% for the three months ended September 30, 1999 and 1998, respectively. This increase was due principally to the acquired companies having higher laboratory fee expense as a percent of Revenue than the Company's existing operations.

         Occupancy. Occupancy expense increased to $2.6 million for the three months ended September 30, 1999 from $1.7 million for the three months ended September 30, 1998, an increase of $841,000, or 48.4%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert in September 1998 which provided two additional months of occupancy expense totaling $591,000 in the three months ended September 30, 1999. In existing markets, occupancy expense increased $250,000 resulting from the opening of one de novo Dental Office, the physical expansion of eleven existing Dental Offices and the acquisition of eight dental practices. Additionally, the Company closed five Dental Offices (three in Houston, one in Arkansas and one in New Mexico) in the first quarter of 1999, closed three Dental Offices (two in Austin and one in Philadelphia) in the second quarter of 1999 and closed one Dental Office (Southern Virginia) in the third quarter of 1999. As a percent of Revenue, occupancy expense decreased slightly to 5.0% from 5.1% for the three months ended September 30, 1999 and 1998, respectively.

         Advertising. Advertising expense increased to $838,000 for the three months ended September 30, 1999 from $599,000 for the three months ended September 30, 1998, an increase of $239,000, or 40.1%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert in September 1998 which provided two additional months of advertising expense totaling $143,000 in the three months ended September 30, 1999. There was an increase of $96,000 in television and print advertising in the existing markets in 1999. As a percent of Revenue, advertising expense decreased to 1.6% from 1.8% for the three months ended September 30, 1999 and 1998, respectively. This decrease resulted from lower advertising expense for certain acquired companies as a percent of Revenue than the Company's existing operations and leveraging advertising expense with greater market penetration in existing markets.

         Other operating expenses. Other operating expenses consist of general and administrative expenses and bad debt expense (which was formerly a component of amounts retained by dental group practices). Other operating expenses increased to $5.8 million for the three months ended September 30, 1999 from $3.9 million for the three months ended September 30, 1998, an increase of $1.9 million, or 46.8%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert which provided two additional months of other operating expenses totaling $1.5 million in the three months ended September 30, 1999. Other operating expenses for existing markets increased $348,000 resulting from the opening of one de novo Dental

Office, the physical expansion of eleven existing Dental Offices, the acquisition of eight dental practices and the expansion of the Company's corporate infrastructure to manage growth. As a percent of Revenue, other operating expenses decreased to 11.3% from 11.5% for the three months ended September 30, 1999 and 1998, respectively.

         Depreciation and amortization. Depreciation and amortization expense increased to $2.8 million for the three months ended September 30, 1999 from $1.7 million for the three months ended September 30, 1998, an increase of $1.1 million, or 61.1%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert which provided two additional months of depreciation and amortization expense totaling $873,000 in the three months ended September 30, 1999. Depreciation and amortization expense for existing markets increased $177,000 resulting from the opening of one de novo Dental Office, the physical expansion of eleven existing Dental Offices and the acquisition of eight dental practices.

         Operating income. Operating income increased to $3.9 million for the three months ended September 30, 1999 from $3.2 million for the three months ended September 30, 1998, an increase of $680,000 or 21.0%. This increase resulted in part from the acquisitions of Valley Forge and Talbert in September 1998 which provided two additional months of operating income totaling $1.5 million in the three months ended September 30, 1999. Income from the Company's existing markets increased $401,000 for the three months ended September 30, 1999, which was offset by increased corporate expenses of $1.2 million due to the development of corporate infrastructure. As a percent of Revenue, operating income decreased to 7.6% from 9.5% for the three months ended September 30, 1999 and 1998, respectively. This decrease was due principally to higher provider salaries and benefits expense and laboratory fee expense as a percent of Revenue offset by margin improvement in clinical and other salaries and benefits expense.

         Interest expense, net. Interest expense, net increased to $1.8 million for the three months ended September 30, 1999 from $482,000 for the three months ended September 30, 1998, an increase of $1.3 million, or 271.1%. This increase is attributable to the higher average outstanding debt balances for the three months ended September 30, 1999 and 1998, respectively. Effective November 1997, the Company entered into a Credit Facility (the "Credit Facility") with a bank syndicate. Average debt outstanding under the Credit Facility totaled $80.1 million for the three months ended September 30, 1999 compared to average debt outstanding of $28.0 million for the three months ended September 30, 1998.

         Minority interest. Minority interest expense increased to $48,000 for the three months ended September 30, 1999 from ($15,000) for the three months ended September 30, 1998, an increase of $63,000, or 417.7%. This increase resulted from higher net income at certain acquired companies which own between a six-and-one-quarter percent and fifty percent interest in dental group practices located in Indiana, Midland, Odessa, and Abilene, Texas, New Mexico, Georgia, Pennsylvania and New Jersey for the three months ended September 30, 1999 and 1998 respectively.

         Income taxes. Income tax expense decreased to $809,000 for the three months ended September 30, 1999 from $1.1 million for the three months ended September 30, 1998, a decrease of $271,000, or 25.1%. This decrease was the result of lower income before income taxes, which decreased to $2.1 million for the three months ended September 30, 1999 from $2.8 million for the three months ended September 30, 1998, a decrease of $689,000 or 24.9%.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Patient revenue, net. Revenue increased to $152.1 million for the nine months ended September 30, 1999 from $84.2 million for the nine months ended September 30, 1998, an increase of $67.9 million, or 80.6%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert in September 1998 which provided eight additional months of Revenue totaling $53.2 million in the nine months ended September 30, 1999. Revenue for the Dental Offices in the remaining existing markets increased $14.7 million, or 18.9%, for the nine months ended September 30, 1999, resulting primarily from the opening of one de novo Dental Office, the physical expansion of eleven existing Dental Offices and the acquisition of eight dental practices.

         Fee-for-service Revenue (i.e., Revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased to $92.8 million for the nine months ended September 30, 1999 from $51.6 million for the nine months ended September 30,1998, an increase of $41.2 million, or 79.8%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert in September 1998 which provided eight additional months of fee-for-service Revenue totaling $31.7 million in the nine months ended September 30, 1999. In existing markets, fee-for-service Revenue increased to $57.8 million for the nine months ended September 30, 1999 from $48.3 million for the nine months ended September 30, 1998, representing an increase of $9.5 million, or 19.6%. Existing market growth resulted from the opening of one de novo Dental Office, the physical expansion of eleven existing Dental Offices and the acquisition of eight dental practices. Managed dental care Revenue (i.e., Revenue from capitated managed dental care plans, including capitation payments and patient co-payments) increased to $59.3 million for the nine months ended September 30, 1999 from $32.6 million for the nine months ended September 30, 1998, an increase of $26.7 million, or 81.9%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert in September 1998 which provided eight additional months of managed dental care Revenue totaling $21.4 million in the nine months ended September 30, 1999. In existing markets, managed dental care Revenue increased to $34.9 million for the nine months ended September 30, 1999 from $29.6 million for the nine months ended September 30, 1998, an increase of $5.3 million or 17.8%. The increase in existing markets resulted from the opening of one de novo Dental Office, the physical expansion of eleven existing Dental Offices and the acquisition of eight dental practices. As a percentage of Revenue, fee-for-service Revenue decreased to 61.0% from 61.3% for the nine months ended September 30, 1999 and 1998, respectively.

         Provider salaries and benefits. Provider salaries and benefits expense increased to $50.2 million for the nine months ended September 30, 1999 from $25.4 million for the nine months ended September 30, 1998, an increase of $24.8 million, or 97.7%. The increase resulted primarily from the acquisitions of Valley Forge and Talbert in September 1998 which provided eight additional months of provider salaries and benefits expense totaling $18.7 million in the nine months ended September 30, 1999. In existing markets, provider salaries and benefits expense increased $6.1 million due to the opening of one de novo Dental Office, the physical expansion of eleven existing Dental Offices, the acquisition of eight dental practices and increased dentist and hygienist compensation as a result of a higher level of production at the Dental Offices. As a percent of Revenue, provider salaries and benefits expense increased to 33.0% from 30.1% for the nine months ended September 30, 1999 and 1998, respectively. This increase was due principally to higher compensation levels relative to Revenue at certain acquired companies.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense increased to $39.7 million for the nine months ended September 30, 1999 from $22.7 million for the nine months ended September 30, 1998, an increase of $17.0 million, or 75.2%. The increase resulted primarily from the acquisitions of Valley Forge and Talbert in September 1998 which provided eight additional months of clinical and other salaries and benefits expense totaling $12.5 million in the nine months ended September 30, 1999. In existing markets, clinical and other salaries and benefits expense increased $4.5 million due to the opening of one de novo Dental Office, the physical expansion of eleven existing Dental Offices and the acquisition of eight dental practices. As a percent of Revenue, clinical and other salaries and benefits expense decreased to 26.1% from 26.9% for the nine months ended September 30, 1999 and 1998, respectively. This decrease was due principally to the acquired companies having lower clinical and other salaries and benefits expense as a percent of Revenue than the Company's existing operations.

         Dental supplies. Dental supplies expense increased to $7.7 million for the nine months ended September 30, 1999 from $4.5 million for the nine months ended September 30, 1998, an increase of $3.2 million, or 69.3%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert in September 1998 which provided eight additional months of dental supplies expense totaling $2.7 million in the nine months ended September 30, 1999. In existing markets, dental supplies expense increased $481,000 due to the opening of one de novo Dental Office, the physical expansion of eleven existing Dental Offices, the acquisition of eight dental practices and a higher level of production at the Dental Offices offset by the leveraging of supply contracts against expansion in existing markets. As a percent of Revenue, dental supplies expense decreased to 5.0% from 5.4% for the nine months ended September 30, 1999 and 1998, respectively. This decrease was due principally to the leveraging of supply contracts with expansion in existing markets.

         Laboratory fees. Laboratory fee expense increased to $7.3 million for the nine months ended September 30, 1999 from $3.8 million for the nine months ended September 30, 1998, an increase of $3.5 million, or 92.8%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert in September 1998 which provided eight additional months of laboratory fee expense totaling $2.8 million in the nine months ended September 30, 1999. In existing markets, laboratory fee expense increased $817,000 due to the opening of one de novo Dental Office, the physical expansion of eleven existing Dental Offices, the acquisition of eight dental practices and increased production at the Dental Offices. As a percent of Revenue, laboratory fee expense increased to 4.8% from 4.5% for the nine months ended September 30, 1999 and 1998, respectively. This increase was due principally to the acquired companies having higher laboratory fee expense as a percent of Revenue than the Company's existing operations.

         Occupancy. Occupancy expense increased to $7.6 million for the nine months ended September 30, 1999 from $4.4 million for the nine months ended September 30, 1998, an increase of $3.2 million, or 73.4%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert in September 1998 which provided eight additional months of occupancy expense totaling $2.3 million in the nine months ended September 30, 1999. In existing markets, occupancy expense increased $934,000 resulting from the opening of one de novo Dental Office, the physical expansion of eleven existing Dental Offices and the acquisition of eight dental practices. Additionally, the Company closed five Dental Offices (three in Houston, one in Arkansas and one in New Mexico) in the first quarter of 1999, closed three Dental Offices (two in Austin and one in Philadelphia) in the second quarter of 1999 and closed one Dental Office (Southern Virginia) in the third quarter of 1999. As a percent of Revenue, occupancy expense decreased to 5.0% from 5.2% for the nine months ended September 30, 1999 and 1998, respectively.

         Advertising. Advertising expense increased to $2.4 million for the nine months ended September 30, 1999 from $1.7 million for the nine months ended September 30, 1998, an increase of $740,000, or 43.7%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert in September 1998 which provided eight additional months of advertising expense totaling $494,000 in the nine months ended September 30, 1999. There was an increase of $246,000 in television and print advertising in the existing markets in 1999. As a percent of Revenue, advertising expense decreased to 1.6% from 2.0% for the nine months ended September 30, 1999 and 1998, respectively. This decrease resulted from lower advertising expense for certain acquired companies as a percent of Revenue than the Company's existing operations and leveraging advertising expense with greater market penetration in existing markets.

         Other operating expenses. Other operating expenses consist of general and administrative expenses and bad debt expense (which was formerly a component of amounts retained by dental group practices). Other operating expenses increased to $18.5 million for the nine months ended September 30, 1999 from $9.9 million for the nine months ended September 30, 1998, an increase of $8.6 million, or 88.0%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert in September 1998 which provided eight additional months of other operating expenses totaling $6.4 million in the nine months ended September 30, 1999. Other operating expenses for existing markets increased $2.2 million resulting from the opening of one de novo Dental Office, the physical expansion of eleven existing Dental Offices, the acquisition of eight dental practices and the expansion of the Company's corporate infrastructure to manage growth. As a percent of Revenue, other operating expenses increased to 12.2% from 11.7% for the nine months ended September 30, 1999 and 1998, respectively. This increase was due principally to the development of the Company's corporate infrastructure.

         Depreciation and amortization. Depreciation and amortization expense increased to $8.0 million for the nine months ended September 30, 1999 from $4.0 million for the nine months ended September 30, 1998, an increase of $4.0 million, or 97.4%. This increase resulted primarily from the acquisitions of Valley Forge and Talbert in September 1998 which provided eight additional months of depreciation and amortization expense totaling $3.1 million in the nine months ended September 30, 1999. Depreciation and amortization expense for existing markets increased $881,000 resulting from the opening of one de novo Dental Office, the physical expansion of eleven existing Dental Offices and the acquisition of eight dental practices.

         Operating income. Operating income increased to $10.6 million for the nine months ended September 30, 1999 from $7.8 million for the nine months ended September 30, 1998, an increase of $2.8 million, or 35.5%. This increase resulted in part from the acquisitions of Valley Forge and Talbert in September 1998 which provided eight additional months of operating income totaling $4.3 million in the nine months ended September 30, 1999. Income from the Company's existing markets increased $2.0 million for the nine months ended September 30, 1999, which was offset by increased corporate expenses of $3.5 million due to the development of corporate infrastructure. As a percent of Revenue, operating income decreased to 7.0% from 9.3% for the nine months ended September 30, 1999 and 1998, respectively. This decrease was due principally to higher provider salaries and benefits expense as a percent of Revenue offset by margin improvement in clinical and other salaries and benefits expense.

         Interest expense, net. Interest expense, net increased to $5.5 million for the nine months ended September 30, 1999 from $996,000 for the nine months ended September 30, 1998, an increase of $4.5 million, or 449.5%. This increase is attributable to the higher average outstanding debt balances for the nine months ended September 30, 1999 and 1998, respectively. Effective November 1997, the Company entered into a Credit Facility with a bank syndicate. Average debt outstanding under the Credit Facility totaled $77.8 million for the nine months ended September 30, 1999 compared to average debt outstanding of $17.8 million for the nine months ended September 30, 1998.

         Minority interest. Minority interest expense increased to $218,000 for the nine months ended September 30, 1999 from $49,000 for the nine months ended September 30, 1998, an increase of $169,000, or 342.8%. This increase resulted from higher net income at certain acquired companies which own between a six-and-one-quarter percent and fifty percent interest in dental group practices located in Indiana, Midland, Odessa, and Abilene, Texas, New Mexico, Georgia, Pennsylvania and New Jersey for the nine months ended September 30, 1999 and 1998, respectively.

         Income taxes. Income tax expense decreased to $1.9 million for the nine months ended September 30, 1999 from $2.7 million for the nine months ended September 30, 1998, a decrease of $724,000, or 27.3%. This decrease was the result of lower income before income taxes, which decreased to $4.9 million for the nine months ended September 30, 1999 from $6.8 million for the nine months ended September 30, 1998, a decrease of $1.9 million, or 27.4%.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had a $381,000 working capital deficit, representing an improvement of $14.2 million from the working capital deficit of $14.5 million at December 31, 1998. This working capital deficit included current liabilities of $26.4 million, consisting of $2.0 million in accounts payable, $15.5 million in accrued liabilities, $4.8 million in amounts payable to dental group practices as consideration for accounts receivable acquired from such group practices and $4.1 million in current maturities of notes payable and capital lease obligations. Current liabilities were offset by current assets of $26.0 million, consisting of $7.1 million in cash and cash equivalents, $17.1 million in accounts receivable, net of allowances and prepaid expenses of $1.8 million. The Company's principal sources of liquidity as of September 30, 1999 consisted of cash and cash equivalents, net accounts receivable and borrowing capacity under the Credit Facility. There can be no assurance the Company will not have working capital deficits in the future, particularly if additional indebtedness requires current amortization of principal.

         For the nine months ended September 30, 1999 and 1998, cash provided by operations was $3.3 million and $6.3 million, respectively.

         Cash used in investing activities was $12.4 million for the nine months ended September 30, 1999 and $54.8 million for the nine months ended September 30, 1998. In the nine months ended September 30, 1999, $8.5 million was utilized for acquisitions and $3.9 million was invested in the purchase of additional property and equipment. In the nine months ended September 30, 1998, $49.5 million was utilized for acquisitions and $5.3 million was invested in the purchase of additional property and equipment.

         For the nine months ended September 30, 1999 and 1998, cash provided by financing activities was $12.2 million and $51.4 million, respectively. In the nine months ended September 30, 1999, the cash provided was primarily comprised of $15.2 million in net borrowings offset by the repayment of $3.0 million in outstanding debt. In the nine months ended September 30, 1998, the cash provided was primarily comprised of $52.8 million in net borrowings offset by the repayment of $1.4 million in outstanding debt.

         The Company has a Credit Facility with a bank syndicate. Under the Credit Facility, the Company may borrow up to $85.0 million. As of September 30, 1999, the Company had outstanding borrowings of $80.7 million under the Credit Facility. The amounts outstanding under the Credit Facility bear interest at variable rates which are based upon either the lender's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Facility. The Credit Facility prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions above a predetermined consideration level without bank approval, and requires the Company to maintain certain financial ratios on an ongoing basis. The Credit Facility is secured by pledges of all of the outstanding capital stock of, or other equity interests in, the Company's subsidiaries, and a lien on substantially all of the assets of the Company.

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

         The Company is in the process of addressing the possible exposures related to the impact on its computer programs and databases of the year 2000 issue. Key management information systems and operational systems, including equipment with embedded microprocessors, have been or are currently being inventoried and assessed, and detailed plans have been or are currently being developed for the required program and database modifications or replacements. Progress against these plans is monitored and reported to management on a regular basis. Implementation of required changes to critical systems will be completed during fiscal 1999. The Company is also focusing on major customers, which consist of third-party payors such as preferred provider plans, and certain key suppliers to assess their compliance. The Company has received and continues to receive assurances that its major customers and suppliers are or will be compliant by year 2000. If the Company believes any material customer or supplier will not be compliant by year 2000 the Company will develop contingency plans. In the event a material customer or supplier is not Year 2000 compliant, the Company's business, financial condition and results of operations could be materially and adversely affected.

         The Company has spent approximately $90,000 to date related to these programs and the Company expects its future costs related to these programs to be approximately $50,000. Such costs have been and will continue to be funded through operating cash flows. The Company presently believes that the total cost of achieving year 2000 compliance will not be material to its financial condition, liquidity or results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about April 26, 1999, the Company was served with a putative class action complaint against the Company and certain of its officers and directors, captioned Robert O. Neibert, et al., v. Monarch Dental Corp., Warren
F. Melamed, Gary W. Cage and Roger B. Kafker, Civil No. 3-99-CV-0762-X. The class action complaint, which was filed in the United States District Court for the Northern District of Texas (the "District Court"), alleges that the Company and certain of its officers and directors violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period between February 24, 1998 and December 22, 1998. The public disclosures relate to, among other things, acquired dental practices, the Company's internal growth and growth prospects, and the Company's past and future financial performance. Following the announcement of the filing of this class action lawsuit, the Company was served with two similar putative class actions in the District Court, which encompass the same class period and cover almost identical allegations. On May 24, 1999, the District Court consolidated these three class action complaints into a single action. The Company was subsequently served on September 10, 1999 with a consolidated amended class action complaint which contained substantially the same allegations as were encompassed in the prior separate class action complaints. The Company and all of the defendants named in the amended class action complaint filed motions to dismiss all of the claims set forth in this complaint in October 1999. The Company intends to defend all of the claims set forth in the amended class action complaint vigorously. The Company believes that the defense of the claims could involve significant litigation-related expenses. The outcome of this matter is uncertain and, as a result, at this time the Company is not able to quantify any related financial exposure.

         The Company also disclosed other legal proceedings which have been terminated in prior periods in its Current Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

         In addition to the matters discussed above, the Company is engaged in various legal proceedings incidental to its business activities. Management does not believe the resolution of such matters will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable.

         (b)      Not applicable.

         (c) In April 1999, pursuant to an Asset Purchase Agreement, the Company issued 7,049 shares of Common Stock to Chatfield Dental Center, P.A. in partial consideration for the sale of certain assets and assumption of certain liabilities of Chatfield Dental Center, P.A. in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                  In May 1999, pursuant to a Purchase and Sale Agreement, the Company issued 7,661 shares of Common Stock to Dwight B. Lee, D.D.S. in partial consideration for the sale of certain assets and assumption of certain liabilities of Dwight B. Lee, D.D.S. in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                  In August 1999, pursuant to a Settlement Agreement, the Company issued 225,000 shares of Common Stock to Business Development Capital Limited Partnership III, Abbingdon Venture Partners Limited Partnership, Abbington Venture Partners LTD Partnership II and Abbingdon Venture Partners LTD Partnership III in partial consideration of a legal settlement in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                  In September 1999, pursuant to a Settlement Agreement, the Company issued 175,000 shares of Common Stock to Business Development Capital Limited Partnership III, Abbingdon Venture Partners Limited Partnership, Abbington Venture Partners LTD Partnership II and Abbingdon Venture Partners LTD Partnership III in partial consideration of a legal settlement in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

         (a) Exhibits.
               10.1     Employment Agreement dated as of August 9, 1999 by and
                        between the Registrant and Lisa Corbett Peterson
               11       Statement re: Computation of per share earnings
               27       Financial Data Schedules

         (b) Reports on Form 8-K.

               Not applicable.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MONARCH DENTAL CORPORATION



Date:  November 15, 1999                   By:  /s/ Gary W. Cage
                                                --------------------------------
                                                Gary W. Cage
                                                Chief Executive Officer


Date:  November 15, 1999                   By:  /s/ Lisa Peterson
                                                --------------------------------
                                                Lisa Peterson
                                                Chief Financial Officer

                                  EXHIBIT INDEX




    EXHIBIT
    NUMBER          DESCRIPTION
    -------         -----------
     10.1           Employment Agreement dated as of August 9, 1999 by and
                    between the Registrant and Lisa Corbett Peterson
     11             Statement re: Computation of per share earnings
     27             Financial Data Schedules