Form 10-K405
period 1999-12-31
MONARCH DENTAL CORP
filed 2000-03-30
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1999

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

                            Yes [X]       No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant on March 20, 2000 was approximately $22,453,990 based upon the closing price per share of the Registrant's Common Stock as reported on the Nasdaq SmallCap Market on March 20, 2000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 20, 2000, there were 12,839,881 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Parts of this Report on Form 10-K indicated below:

     (1) The Annual Report to Stockholders for fiscal year ended December 31, 1999 (Part II).

     (2) The Company's definitive proxy statement dated April 13, 2000 for the Annual Meeting of Stockholders to be held on May 9, 2000 (Part III).


           STATEMENTS MADE OR INCORPORATED INTO THIS ANNUAL REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENT REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, AMONG OTHERS, RISKS ASSOCIATED WITH THE COMPANY'S ACQUISITION STRATEGY AND EXPANSION WITHIN EXISTING MARKETS, MANAGEMENT OF GROWTH AND COMPETITION AND PURSUIT OF STRATEGIC ALTERNATIVES. THESE AND OTHER FACTORS ARE DESCRIBED IN ITEM 7 OF PART II OF THIS FORM 10-K UNDER THE CAPTION "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS."

                           MONARCH DENTAL CORPORATION

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                                                         Page No.
Part I.

             Item 1.         Business                                                                        4
             Item 2.         Properties                                                                     13
             Item 3.         Legal Proceedings                                                              14
             Item 4.         Submission of Matters to a Vote of Security Holders                            14

Part II.

             Item 5.         Market for Registrant's Common Equity and Related
                             Stockholder Matters                                                            15
             Item 6.         Selected Financial Data                                                         *
             Item 7.         Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                                       *
             Item 8.         Financial Statements and Supplementary Data                                     *
             Item 9.         Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosure                                            16

Part III.

             Item 10.        Directors and Executive Officers of the Registrant                             **
             Item 11.        Executive Compensation                                                         **
             Item 12.        Security Ownership of Certain Beneficial Owners and Management                 **
             Item 13.        Certain Relationships and Related Transactions                                 **

Part IV.

             Item 14.        Exhibits, Financial Statement Schedules, and Reports Filed on Form 8-K         18

Signatures                                                                                                  20



* Incorporated by reference to the Company's Annual Report to Stockholders for fiscal year ended December 31, 1999.

** Incorporated by reference to the Company's definitive proxy statement dated April 13, 2000 for the Annual Meeting of Stockholders to be held on May 9, 2000.

                                     PART I

ITEM 1.  BUSINESS

           The information contained in this report is provided as of December 31, 1999, unless otherwise indicated.

           The Company manages dental group practices in selected markets, located in Texas, Wisconsin, Pennsylvania, Virginia, Ohio, Arkansas, Utah, Colorado, Georgia, New Jersey, Florida, Indiana, Arizona and New Mexico at December 31, 1999. Dentists practicing at the Company's dental offices (the "Dental Offices") provide general dentistry services such as examinations, cleanings, fillings, bonding, placing crowns and fitting and placing fixed or removable prostheses. At many of the Company's Dental Offices, dentists also provide specialty dental services such as orthodontics, oral surgery, endodontics, periodontics and pediatric dentistry. The Company seeks to build geographically dense networks of dental providers by expanding within its existing markets and entering new markets through acquisition. At December 31, 1999, the Company owned and managed 190 Dental Offices, of which 28 were internally developed and 173 were acquired (eleven of these offices were subsequently closed) by the Company. At December 31, 1999, 444 full-time dentists practiced at the Company's Dental Offices. The Company was incorporated under the laws of Delaware on December 28, 1994.

DENTAL SERVICES

           Dentists practicing at the Dental Offices provide general dentistry services such as examinations, cleanings, fillings, bonding, placing crowns and fitting and placing fixed or removable prostheses. At many of the Company's Dental Offices, dentists also provide specialty dental services such as orthodontics, oral surgery, endodontics, periodontics and pediatric dentistry. Specialty dental services are typically offered by teams which rotate through several Dental Offices in a particular market. This enables the dental professional corporations managed by the Company (the "P.C.s") or the Company, as applicable, to capture revenue from services that would otherwise be referred to independent specialists.

           Except with respect to Dental Offices located in states in which the ownership of dental practices by non-dentists is permitted, dental services provided at the Dental Offices are provided by or under the supervision of licensed dentists employed by or under independent contracts with the P.C.s. In states in which the Company operates and in which the ownership of dental practices by non-dentists is permitted (currently Wisconsin), dental services provided at the Dental Offices are provided by or under the supervision of licensed dentists employed by or under independent contracts with the Company. The Company owns or leases all of the operating assets of each of the Dental Offices, including inventory, equipment, leases and leasehold improvements. The Company typically equips its Dental Offices with state-of-the-art clinical and diagnostic equipment such as fiber optic handpieces, intraoral video cameras and panoramic and cephalometric X-ray equipment.

           The following table shows the principal areas in which the Company owns and manages Dental Offices, the number of Dental Offices and dentists in each area at December 31, 1999, the year that each practice was established and the effective date of each practice's affiliation with the Company:

                                                        NUMBER OF        NUMBER OF            DATE         EFFECTIVE DATE
DENTAL GROUP PRACTICE / MARKET                       DENTAL OFFICES    DENTISTS (1)          FOUNDED       OF ACQUISITION
------------------------------                       --------------    ------------          -------       --------------
Monarch, Dallas-Fort Worth                                 30               84                1983         N/A
MacGregor Dental Centers, Houston                          16               51                1962         February 1996
Midwest Dental Care, Wisconsin                             26               46                1975         September 1996
Convenient Dental Care, Arkansas                            1                5                1982         November 1996
Arkansas Dental Health, Arkansas                            2                5                1984         January 1997
United Dental Care, Arkansas                                8               12                1990         April 1997
Dental Centers of Indiana, Indiana                         14               17                1980         August 1997
J.B. Hays, Arkansas                                         1                3                1994         October 1997
Three Peaks Dental Health, Colorado                         6               10                1990         November 1997
Press Family Dental, San Antonio                            7               20                1971         November 1997
Dental America, Midland - Odessa                            3                6                1994         December 1997
Dental Care One, Ohio                                       8               12                1979         March 1998
Managed Dental Care Centers, New Mexico                     4                6                1995         June 1998
Valley Forge Dental Associates, Various                    54              141                1995         September 1998
Talbert Dental, Arizona and Utah                           10               26                1973         September 1998

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

           The Company complements its advertising and marketing programs in Dallas-Fort Worth with a regional call center for the Dental Offices located in this market. The Company's advertising and marketing support activities also include the offering of convenient office hours, selecting favorable locations for its Dental Offices, offering same-day emergency care and introducing or expanding additional, higher-margin specialty services at the Dental Offices. The Company has been able to leverage its existing advertising program to generate revenue as it expands within its markets.

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

           The following table sets forth information regarding the sources of revenue of the Company for the years ended December 31, 1999, 1998 and 1997:

                                                                 YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------------------
                                        1999                               1998                            1997
                              --------------------------        --------------------------        -------------------------
                                                PERCENT                           PERCENT                          PERCENT
REVENUE SOURCE                REVENUE           OF TOTAL        REVENUE           OF TOTAL        REVENUE          OF TOTAL
--------------                --------          --------        --------          --------        --------         --------
                                                                  (DOLLARS IN THOUSANDS)
Fee-for-Service(1)            $118,981              58.3%       $ 77,453              59.8%       $ 42,506             62.0%
Managed Dental Care:
   Capitation                   63,954              31.3%         34,764              26.8%         15,728             22.9%
   Co-payment                   21,135              10.4%         17,384              13.4%         10,385             15.1%
                              --------          --------        --------          --------        --------         --------
          Total               $204,070             100.0%       $129,601             100.0%       $ 68,619            100.0%
                              ========          ========        ========          ========        ========         ========

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

           The Company utilizes a centralized management information system in the Dallas-Fort Worth call center to schedule patient appointments. The Dental Offices generally offer extended office hours and Saturday appointments. The Company sends patients to the Dental Office that is most convenient for the patient in terms of timing and location. The Company's centralized scheduling systems provide the Company with better control over patient scheduling, resulting in increased productivity, as well as the ability to analyze and control the revenue mix at the Dental Offices by balancing fee-for-service and capitated managed dental care patients. This also enables the staff at each Dental Office to focus on patient care and customer service by eliminating a significant number of incoming calls.

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

CURRENT EVENTS

           The Company believes that cash generated from operations will be sufficient to fund its core operations. However, the Company may not have sufficient cash from operations to fund interest expense and certain non-recurring and contingency payments aggregating approximately $3.5 million during the second quarter of 2000. In addition, the Company does not expect to generate sufficient cash from operations to repay its obligations under its short-term note, due June 30, 2000 under the Credit Facility, which the Company expects will approximate $10.0 million at that time. Failure to make the required principal payment would constitute a default under the Credit Facility. The Company is currently discussing with its lenders an extension of this short-term note and the extension of additional credit to cover the potential cash shortfall in the second quarter. However, the Company can provide no assurance that its lenders will extend the maturity of this short-term note or that additional credit will be available to meet the potential cash shortfall in the second quarter. Assuming that the Company can obtain additional financing in the second quarter to meet any cash shortfall, the Company believes that cash from operations will be sufficient in the third and fourth quarters of 2000 to meet its obligations.

           In order to meet its short-term and long-term liquidity needs, the Company may issue additional equity and debt securities, subject to market and other conditions. In addition, the Company is also in the process of contacting potential acquirors in order to determine if a sale of the Company would be more beneficial to the Company's stockholders than raising additional capital to meet its liquidity needs. The Company expects that potential acquirors would commence due diligence procedures in the second quarter 2000. There can be no assurance that any such sale will be available on terms acceptable to the Company. In the event a sale transaction is not consummated, the Company would pursue the issuance of debt securities and has signed an engagement letter with an investment bank to pursue the issuance of these securities. Although there can be no assurance that this financing will be available on terms acceptable to the Company, the Company believes that additional sources of liquidity are available at rates that would increase the Company's interest obligations. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's operations in future periods.

COMPETITION

           The dental services industry is highly fragmented, consisting primarily of solo and smaller group practices. The dental practice management segment of this industry, currently in its formative stage, is highly competitive and is expected to become more competitive. In this regard, the Company expects that the provision of multi-specialty dental services at convenient locations will become increasingly more common. The Company is aware of several dental practice management companies that are currently operating in its existing markets. Companies with dental practice management businesses similar to that of the Company, which currently operate in other parts of the country, may begin targeting the Company's existing markets for expansion. Such competitors may be better capitalized or otherwise enjoy competitive advantages which may make it difficult for the Company to compete against them or to acquire additional

Dental Offices on terms acceptable to the Company. If the Company seeks to expand its operations into new markets, it is likely to face competition from dental practice management companies which already have established a strong business presence in such locations.

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

INSURANCE

           The Company maintains professional malpractice and general liability insurance for itself and maintains professional liability insurance covering dentists, hygienists and dental assistants at the Dental Offices. The Company generally is a named insured under such policies and is named as an additional insured on each individual dentist's policy. The Company maintains $1.0 million per occurrence and $2.0 million in the aggregate for general liability coverage with $9.0 million umbrella coverage. The Company maintains malpractice coverage of up to $10.0 million per occurrence and $10.0 million in the aggregate. Certain types of risks and liabilities are not covered by insurance, however, and there can be no assurance that coverage will continue to be available upon terms satisfactory to the Company or that the coverage will be adequate to cover losses. Malpractice insurance, moreover, can be expensive and varies from state to state. Successful malpractice claims asserted against the dentists, the P.C.s or the Company may have a material adverse effect on the Company's business, financial condition and operating results. While the Company believes its insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that the coverage maintained by the Company will be sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

EMPLOYEES

           As of December 31, 1999, the Company had approximately 2,127 employees, including 46 dentists and 55 hygienists located at Midwest but excluding the 458 dentists and 370 hygienists employed by or contracting with the P.C.s. The Company is not party to any collective bargaining agreement with a labor union and considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

           The Company's corporate headquarters are located at 4201 Spring Valley Road, Dallas, Texas, in approximately 17,000 square feet occupied under a lease which expires on January 31, 2001.

           The Company also leases real estate at the location of each Dental Office. Typically, each acquired Dental Office is located at the site used by the respective selling dentist prior to the Company's acquisition. For the year ended December 31, 1999, the Company had lease costs of approximately $8.6 million.

ITEM 3.  LEGAL PROCEEDINGS

           On or about April 26, 1999, the Company was served with a putative class action complaint against the Company and certain of its officers and directors, captioned Robert O. Neibert, et al. v. Monarch Dental Corp., Warren
F. Melamed, Gary W. Cage and Roger B. Kafker, Civil No. 3-99-CV-0762-X. The class action complaint, which was filed in the United States District Court for the Northern District of Texas (the "District Court"), alleges that the Company and certain of its officers and directors violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period between February 24, 1998 and December 22, 1998. The public disclosures relate to, among other things, acquired dental practices, the Company's internal growth and growth prospects, and the Company's past and future financial performance. Following the announcement of the filing of this class action lawsuit, the Company was served with two similar putative class actions in the District Court, which encompass the same class period and cover almost identical allegations. On May 24, 1999, the District Court consolidated these three class action complaints into a single action. The Company was subsequently served on September 10, 1999 with a consolidated amended class action complaint which contained substantially the same allegations as were encompassed in the prior separate class action complaints. The Company and all of the defendants named in the amended class action complaint filed motions to dismiss all of the claims set forth in this complaint in October 1999.

           After the motions to dismiss were filed but before the District Court decided on them, the parties reached agreement on the terms of a potential settlement of the action. Accordingly, the parties entered into a Memorandum of Understanding dated January 31, 2000, which sets forth the principal bases of a settlement of the action, subject to approval by the District Court. The Memorandum of Understanding and the proposed settlement will be contingent upon
(i) the parties' execution of an appropriate Stipulation of Settlement ("Stipulation"); (ii) conditional certification of the Class for purposes of the Settlement; (iii) Court approval of the Settlement; and (iv) dismissal of the Action with prejudice.

           In the Stipulation, the parties will request that the District Court certify, for purposes of settlement, a class of all persons (exclusive of Defendants and their affiliates) who purchased or otherwise acquired shares of the Company during the period between February 24, 1998 and December 22, 1998, and their successors in interest and transferees, immediate and remote (the "Class"); that the District Court approve the settlement, including the release of all claims by Class members against the Defendants; and that the Court enter final judgment dismissing with prejudice all claims of the plaintiffs and the Class against the Defendants. As part of the settlement, the Company will pay $3.5 million into a settlement fund which will, among other things, be used to pay authorized members of the Class. The entire settlement amount will be funded by Monarch's directors & officers liability insurance carrier. No cash contribution is required of Monarch or any of the other defendants. The parties are currently negotiating the Stipulation and related settlement documentation.

           The Company also settled a dispute with the sellers of an affiliated dental practice regarding the original purchase price and future obligations to the sellers based on earnings of the practice.

           In accordance with generally accepted accounting principles, the difference between the obligations terminated and the total consideration was reflected in the Company's fourth quarter 1999 financial statements as a special income item of $2.9 million, net of related legal expenses, or approximately $0.23 per share.

           In addition to the matters discussed above, the Company is engaged in various legal proceedings incidental to its business activities. Management does not believe the resolution of such matters will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

           The Common Stock of the Company is traded on the Nasdaq SmallCap Market under the symbol "MDDS". Prior to September 14, 1999 the Common Stock of the Company was traded on the Nasdaq National Market. The following table sets forth the high and low sale prices for the Common Stock during the periods indicated.

                                 PERIOD                                  HIGH ($)    LOW ($)
           ----------------------------------------------                --------    -------
           1998
                First Quarter............................                17.750      11.000
                Second Quarter...........................                19.750      12.000
                Third Quarter............................                16.875       9.375
                Fourth Quarter...........................                14.375       3.625
           1999
                First Quarter............................                4.813        2.875
                Second Quarter...........................                4.313        2.375
                Third Quarter............................                4.000        2.188
                Fourth Quarter...........................                2.531        1.500

           As of March 20, 2000, the closing price of the Common Stock was $2.7188.

HOLDERS

           The number of record holders of the Company's Common Stock as of March 20, 2000 was 448. The Company believes the number of beneficial owners of the Company's Common Stock at that date was substantially greater.

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

CHANGES IN SECURITIES AND USE OF PROCEEDS

           In November 1999, pursuant to a Stock Purchase Agreement, the Company issued 16,897 shares of Common Stock to various affiliated dentists as consideration for achieving specified financial performance goals in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

           In December 1999, pursuant to a Stock Purchase Agreement, the Company issued 1,753 shares of Common

Stock to various affiliated dentists as consideration for achieving specified financial performance goals in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

           In December 1999, pursuant to stock option agreements, the Company granted options to purchase 217,000 shares of Common Stock at an exercise price of $1.6875 per share to certain of its employees in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

           The information set forth in "Selected Consolidated Financial Information" on pages 9 and 10 of the Annual Report to Stockholders for the fiscal year ended December 31, 1999 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 20 of the Annual Report to Stockholders for the fiscal year ended December 31, 1999 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The consolidated financial statements of the Company set forth on pages 21 through 32 of the Annual Report to Stockholders for the fiscal year ended December 31, 1999 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information appearing under the captions "Information Regarding Directors" and "Executive Officers" in the registrant's definitive proxy statement dated April 13, 2000 relating to the Annual Meeting of Stockholders to be held on May 9, 2000 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

           The information appearing under the caption "Executive Compensation" in the registrant's definitive proxy statement dated April 13, 2000 relating to the Annual Meeting of Stockholders to be held on May 9, 2000 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information appearing under the caption "Principal and Management Stockholders" in the registrant's definitive proxy statement dated April 13, 2000 relating to the Annual Meeting of Stockholders to be held on May 9, 2000 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information appearing under the caption "Certain Transactions" in the registrant's definitive proxy statement dated April 13, 2000 relating to the Annual Meeting of Stockholders to be held on May 9, 2000 is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS FILED ON FORM 8-K

     (a)  Documents Filed as Part of this Annual Report on Form 10-K:

          1. Financial Statements: The following Consolidated Financial Statements of Monarch Dental Corporation and Report of Independent Public Accountants, are incorporated by reference to pages 21 through 32 of the Registrant's 1999 Annual Report to
               Stockholders:

                    Report of Independent Public Accountants

                    Consolidated Balance Sheets at December 31, 1999 and 1998

                    Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

                    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

                    Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

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

               Not applicable.

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

                                               MONARCH DENTAL CORPORATION

Date:  March 30, 2000                          By: /s/ GARY W. CAGE
                                                  ------------------------------
                                                  Gary W. Cage
                                                  Chief Executive Officer

Date:  March 30, 2000                          By: /s/ LISA K. PETERSON
                                                  ------------------------------
                                                  Lisa K. Peterson
                                                  Chief Financial Officer


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

Signature                                                Title                                    Date
---------                                                -----                                    ----
 /s/  WARREN F. MELAMED, D.D.S.                          Chairman of the Board                    March 30, 2000
--------------------------------------                   and Director
Warren F. Melamed, D.D.S.

 /s/  GARY W. CAGE                                       Chief Executive Officer,                 March 30, 2000
--------------------------------------                   President
Gary W. Cage                                             and Director

 /s/  LISA K. PETERSON                                   Chief Financial Officer                  March 30, 2000
--------------------------------------                   (principal financial officer
Lisa K. Peterson                                         and principal accounting officer)

 /s/  GLENN E. HEMMERLE                                  Director                                 March 30, 2000
--------------------------------------
Glenn E. Hemmerle

/s/  JOHN E. MAUPIN, JR., D.D.S.                         Director                                 March 30, 2000
--------------------------------------
John E. Maupin, Jr., D.D.S

/s/  W. BARGER TYGART                                    Director                                 March 30, 2000
--------------------------------------
W. Barger Tygart

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Monarch Dental Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Monarch Dental Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated February 23, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statement schedules is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                       ARTHUR ANDERSEN LLP


Dallas, Texas,
  February 23, 2000

                                   SCHEDULE II

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                                                       ADDITIONS      ADDITIONS
                                                        BALANCE AT     CHARGED TO       FROM                             BALANCE
                                                        BEGINNING      COSTS AND      ACQUIRED                           AT END
  CLASSIFICATION                                        OF PERIOD      EXPENSES       COMPANIES     DEDUCTIONS          OF PERIOD
  --------------                                        ----------     ----------     ---------     ----------          ---------
December 31, 1999:
      Allowance for Uncollectibles                       $ 9,419        $17,019        $  630        $(14,390)(a)        $12,678
      Accumulated Amortization of Intangible
            Assets                                         4,622          5,316            --              --              9,938
                                                         -------        -------        ------        --------            -------
                    Total Reserves and Allowances        $14,041        $22,335        $  630        $(14,390)           $22,616
                                                         =======        =======        ======        ========            =======

December 31, 1998:
      Allowance for Uncollectibles                       $ 3,155        $ 5,972        $6,038        $ (5,746)(a)        $ 9,419
      Accumulated Amortization of Intangible
            Assets                                         1,677          6,262            --          (3,317)             4,622
                                                         -------        -------        ------        --------            -------
                    Total Reserves and Allowances        $ 4,832        $12,234        $6,038        $ (9,063)           $14,041
                                                         =======        =======        ======        ========            =======

December 31, 1997:
      Allowance for Uncollectibles                       $ 1,797        $ 1,686        $1,572        $ (1,900)(a)        $ 3,155
      Accumulated Amortization of Intangible
            Assets                                           573          1,127            --             (23)             1,677
                                                         -------        -------        ------        --------            -------
                    Total Reserves and Allowances        $ 2,370        $ 2,813        $1,572        $ (1,923)           $ 4,832
                                                         =======        =======        ======        ========            =======

This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

(a) Write-off of uncollectible receivables net of recoveries of bad debt write-offs.

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER                            EXHIBIT
   ------                            -------

    +2.1 Stock Redemption Agreement dated as of February 5, 1996 by and between the Registrant and Warren F. Melamed, D.D.S. (excluding schedules, which the Registrant agrees to furnish supplementally to the Commission upon request) (1)

     2.2 Stock Purchase Agreement dated as of February 5, 1996 by and among the Registrant and the investors named therein (excluding schedules, which the Registrant agrees to furnish supplementally to the Commission upon request) (1)

     2.3 Asset Contribution Agreement dated as of January 31, 1996 by and among the Registrant, Shears Vanguard Ltd., Shears Vanguard Inc., MDC Dental, Inc., Shears Vanguard SMI Inc., Shears Vanguard General, Inc. and Charles G. Shears, D.D.S. (excluding schedules, which the Registrant agrees to furnish supplementally to the Commission upon request) (1)

     2.4 Stock Purchase Agreement dated as of August 29, 1996 by and between the Registrant and David L. Hehli, D.D.S. (excluding exhibit, which the Registrant agrees to furnish supplementally to the Commission upon request) (1)

     2.5 Agreement and Plan of Merger dated as of June 19, 1997 by and among the Registrant, Dental Centers of Indiana (Monarch), Inc., Dental Centers of Indiana, Inc., James W. Willis, Mark R. Johnson and Thurman H. Brown, II (excluding exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (3)

     2.6 First Amendment to Agreement and Plan of Merger dated as of July 25, 1997 by and among Monarch Dental Corporation, Dental Centers of Indiana (Monarch), Inc., Dental Centers of Indiana, Inc. and James W. Willis, Mark R. Johnson, and Thurman H. Brown, II (4)

     2.7 Asset Purchase Agreement dated as of November 12, 1997 by and among Monarch Dental (Press) Associates, L.P., Victor Press, B.D.S., P.C., VP Investments, Inc., Victor Press, Roger Obregon, Edgardo A. Gonzalez, Jeffrey J. Jacobs, Campbell R. Janse, Nick
               M. Higgins, Frank B. Lewis and Bruce M. Kral (excluding exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (5)

     2.8 Agreement and Plan of Merger, dated as of September 1, 1998, by and among Monarch Dental Corporation, Valley Forge Dental Associates, Inc., DFV Acquisition Corp. and certain stockholders of Valley Forge Dental Associates, Inc. (excluding exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (6)

     2.9 Asset Purchase Agreement, dated as of September 1, 1998, by and among Monarch Dental Associates (Utah), Inc., Robert Anderson, D.D.S., Inc., James Brodahl, D.D.S., Inc., Larry Kaban, D.D.S., Inc., John Whitley, D.D.S., Inc., Talbert Dental Group, P.C., Talbert Dental Group, Inc. and Talbert Medical Management Corporation (excluding exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (7)

     3.1       Restated Certificate of Incorporation (8)

     3.2       Second Amended and Restated By-Laws (8)

   EXHIBIT
   NUMBER                            EXHIBIT
   ------                            -------

      4.1 Specimen certificate for Shares of Common Stock, $.01 par value, of the Registrant (2)

    +10.1 Monarch Dental Corporation 1996 Stock Option and Incentive Plan, as amended (2)

    +10.2      Monarch Dental Corporation 1997 Employee Stock Purchase Plan (1)

     10.1      Monarch Dental Corporation 1996 Equity Acquisition Option Plan
               (2)

     10.2 Amended and Restated Stockholders' Agreement dated as of August 29, 1996 by and among the Registrant, the TA Investors (as defined), the MacGregor Investors (as defined), the Monarch Investors (as defined) and the Hehli Investors (as defined) (2)

    +10.6 Amended and Restated Non-Competition Agreement dated as of July 1, 1997 by and between the Registrant and Warren F. Melamed, D.D.S. (3)

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

     10.10 Management Agreement by and between Modern Dental Professionals - Beavers, P.A. and Arkansas Dental Health Associates, Inc. (2)

     10.11 Management Agreement by and between Modern Dental Professionals / UDC - Girlinghouse, P.A. and United Dental Care, Inc. (2)

     10.12 Management Agreement by and between William T. Harris and Associates, a Professional Dental Corporation and United Dental Care, Inc. (2)

     10.13 Management Agreement by and between United Dental Care Tom Harris, D.D.S. & Associates and United Dental Care, Inc. (2)

     10.14 Management Agreement by and between Modern Dental Professionals - Indiana, P.C. and Dental Centers of Indiana (Monarch), Inc. (8)

     10.15 Management Agreement by and between Modern Dental Professionals - Colorado, P.C. and Three Peaks Dental Management, Inc. (8)

   EXHIBIT
   NUMBER                            EXHIBIT
   ------                            -------

     10.16 Primary Care Dentist Agreement effective April 1, 1997 by and between Prudential Dental Maintenance Organization, Inc. and Modern Dental Professionals, P.C. and Monarch Dental Associates, L.P. (excluding certain portions which have been omitted as indicated based upon a request for confidential treatment, but which have been separately filed with the Commission) (2)

     10.17 Dental Service Agreement dated January 1, 1995 by and between Compcare Health Services Insurance Corporation and Advance Dental Management, Inc. (excluding certain portions which have been omitted as indicated based upon a request for confidential treatment, but which have been separately filed with the Commission) (2)

     10.18     Form of Director Indemnification Agreement (1)

     10.19 Sublease Agreement dated as of March 7, 1996 by and between Old American Country Mutual Fire Insurance Company and Oral Health Concepts Inc. (1)

     10.20 Office Lease Agreement dated as of September 6, 1996 by and between Government Employees Insurance Company and Monarch Dental Associates, L.P. (1)

    +10.21 Employment Agreement dated as of July 1, 1997 by and among the Registrant, Monarch Dental Associates, L.P. and Mr. Gary W. Cage
               (3)

    +10.22 Non-Competition Agreement dated as of July 1, 1997 by and between the Registrant and Mr. Gary W. Cage (3)

    +10.23 Employment Agreement dated as of September 11, 1998 by and between the Registrant and Joseph J. Frank (6)

     10.24     Monarch Dental Corporation 1999 Stock Option and Grant Plan (9)

    +10.25 Agreement dated as of March 26, 1999 by and among the Registrant, Warren F. Melamed, D.D.S. and Modern Dental Professionals, P.C.
               (9)

    +10.26 Employment Agreement dated as of August 9, 1999 by and between the Registrant and Lisa Corbett Peterson (10)

    *10.27 Second Amended and Restated Loan Agreement dated as of June 30, 1999 among Monarch Dental Corporation and Bank of America, N.A and Other Entities Designated Herein

    *10.28 The First Amendment to Second Amended and Restated Loan Agreement dated December 30, 1999 by and among Monarch Dental Corporation, Bank of America, N.A. and Other Entities Designated Herein

    *10.29 The Second Amendment to Second Amended and Restated Loan Agreement dated March 9, 2000 by and among Monarch Dental Corporation, Bank of America, N.A. and Other Entities Designated Herein

    *10.30 Warrant Agreement dated January 4, 2000 among Monarch Dental Corporation, Bank of America, N.A., Fleet National Bank, and COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A.,"Rabobank Nederland", New York Branch

     EXHIBIT
     NUMBER                            EXHIBIT
     ------                            -------

     *11.1     Statement re: Computation of per share earnings data

     *13.1 Annual Report to Stockholders for the fiscal year ended December 31, 1999 (such report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part hereof)

     *21.1     Subsidiaries of the Registrant

     *23.1     Consent of Arthur Andersen LLP

     *24.1     Powers of Attorney (included on signature page hereto)

     *27.1     Financial Data Schedule



     *    Filed herewith

      +   Management contract or compensatory plan or arrangement

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

     (9) Filed as an exhibit to the Registrant's Current Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999 and incorporated herein by reference thereto.

     (10) Filed as an exhibit to the Registrant's Current Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 1999 and incorporated herein by reference thereto.