Form 10-Q
period 2000-03-31
MONARCH DENTAL CORP
filed 2000-05-15
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding as of May 12, 2000
         -----                                 ------------------------------

Common Stock, $.01 par value                             12,839,881

                           MONARCH DENTAL CORPORATION


                                      INDEX


                                                                                                        Page No.

Part I.    Financial Information

           Item 1.       Report of Independent Public Accountants                                         3

           Item 2.       Consolidated Financial Statements                                                4

           Item 3.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                        12


Part II.   Other Information

           Item 1.       Legal Proceedings                                                                18

           Item 2.       Changes in Securities and Use of Proceeds                                        19

           Item 6.       Exhibits and Reports Filed on Form 8-K                                           19

Signatures                                                                                                20

Exhibit Index                                                                                             21

                          PART I. FINANCIAL INFORMATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
Monarch Dental Corporation:



We have reviewed the accompanying consolidated balance sheet of Monarch Dental Corporation (a Delaware corporation) and subsidiaries as of March 31, 2000 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

                                      ARTHUR ANDERSEN LLP
Dallas, Texas
  May 12, 2000

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                               March 31,      December 31,
                                                                                                 2000            1999
                                                                                             -------------   -------------
                                                                                              (Unaudited)
                                                            ASSETS
    Current assets:
       Cash and cash equivalents                                                             $   4,122,867   $   3,921,193
       Accounts receivable, net of allowances of approximately $13,146,000
            and $12,678,000, respectively                                                       18,373,948      17,408,886
       Prepaid expenses                                                                          1,797,106       1,647,897
       Income tax receivable                                                                            --         426,970
                                                                                             -------------   -------------
            Total current assets                                                                24,293,921      23,404,946
    Property and equipment, net of accumulated depreciation of approximately $15,700,000
        and $14,363,000, respectively                                                           19,050,006      19,071,714
    Goodwill, net of accumulated amortization of approximately $11,267,000 and
        $9,938,000, respectively                                                               131,294,335     132,459,266
    Deferred income taxes                                                                          340,999         340,999
    Other assets                                                                                 3,643,531       3,666,642
                                                                                             -------------   -------------
           Total assets                                                                      $ 178,622,792   $ 178,943,567
                                                                                             =============   =============
                                             LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable                                                                      $   1,803,217   $   2,028,804
       Accrued payroll                                                                           3,469,727       4,231,751
       Accrued liabilities                                                                       7,234,003      10,862,474
       Accrued restructuring charges                                                               615,699         808,975
       Income taxes payable                                                                        688,612              --
       Payable to affiliated dental group practices                                              5,907,181       4,755,666
       Current maturities of notes payable and capital lease obligations                        11,105,777       9,539,775
                                                                                             -------------   -------------
            Total current liabilities                                                           30,824,216      32,227,445
    Notes payable                                                                               76,231,721      76,728,008
    Capital lease obligations                                                                      408,950         455,240
    Other liabilities                                                                            2,667,994       2,849,602
                                                                                             -------------   -------------
            Total liabilities                                                                  110,132,881     112,260,295
    Minority interest in consolidated subsidiaries                                                 157,940          88,818
    Commitments and contingencies
    Stockholders' equity:
       Preferred Stock, $.01 par value, 2,000,000 shares authorized; no shares issued or
         outstanding                                                                                    --              --
       Common Stock, $.01 par value, 50,000,000 shares authorized; 12,839,881 and
         12,724,886 shares issued and outstanding, respectively                                    128,399         127,249
       Common Stock to be issued                                                                   189,137         100,000
       Additional paid-in capital                                                               66,068,660      65,882,409
       Retained earnings                                                                         1,945,775         484,796
                                                                                             -------------   -------------
            Total stockholders' equity                                                          68,331,971      66,594,454
                                                                                             -------------   -------------
            Total liabilities and stockholders' equity                                       $ 178,622,792   $ 178,943,567
                                                                                             =============   =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED MARCH 31,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------

Patient revenue, net                                 $ 55,022,805   $ 49,455,019

Operating expenses:
    Provider salaries and benefits                     17,928,237     16,167,228
    Clinical and other salaries and benefits           13,584,964     13,054,732
    Dental supplies                                     2,967,615      2,649,224
    Laboratory fees                                     2,864,261      2,319,315
    Occupancy                                           2,583,008      2,575,970
    Advertising                                           667,109        730,041
    Other operating expenses                            6,389,483      6,578,301
    Depreciation and amortization                       2,714,789      2,562,234
                                                     ------------   ------------
                                                       49,699,466     46,637,045
                                                     ------------   ------------
Operating income                                        5,323,339      2,817,974
Interest expense, net                                   2,581,696      1,778,330
Minority interest in consolidated subsidiaries             87,472         33,379
                                                     ------------   ------------
Income before income taxes                              2,654,171      1,006,265
Income taxes                                            1,193,192        392,445
                                                     ------------   ------------
Net income                                           $  1,460,979   $    613,820
                                                     ============   ============
Net income per common share                          $       0.11   $       0.05
                                                     ============   ============
Net income per common share - assuming dilution      $       0.11   $       0.05
                                                     ============   ============
Weighted average number of common shares
    outstanding                                        12,838,566     12,085,851
                                                     ============   ============
Weighted average number of common and common
    equivalent shares outstanding                      13,312,371     12,085,851
                                                     ============   ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Three months ended
                                                                            March 31,
                                                                    ----------------------------
                                                                        2000            1999
                                                                    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                     $  1,460,979    $    613,820
     Adjustments to reconcile net income to net cash
         provided by operating activities -
         Depreciation and amortization                                 2,714,789       2,562,234
         Minority interest in consolidated subsidiaries                   87,472          33,379
         Changes in assets and liabilities, net of effects from
         acquisitions -
               Accounts receivable, net                                 (951,934)         22,889
               Prepaid expenses                                         (149,209)       (150,615)
               Income tax receivable                                     426,970         392,445
               Other noncurrent assets                                   280,449          52,413
               Accounts payable and accrued expenses                     789,915      (2,653,637)
               Accrued restructuring charges                            (193,276)       (192,463)
               Other liabilities                                         111,673        (270,710)
                                                                    ------------    ------------
                  Net cash provided by operating activities            4,577,828         409,755
                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net                         (1,309,591)     (2,267,862)
     Cash paid for dental group practices, including
         related costs, net of cash acquired                          (4,090,838)     (7,008,342)
                                                                    ------------    ------------
                  Net cash used in investing activities               (5,400,429)     (9,276,204)
                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable, net of issuance costs                2,400,000      10,450,000
     Payments for debt issue costs                                       (68,201)       (303,698)
     Payments on notes payable and capital lease obligations          (1,376,575)     (1,035,335)
     Distribution to stockholders/partners                               (18,350)       (188,927)
     Issuance of common stock                                             87,401         134,786
                                                                    ------------    ------------
                  Net cash provided by financing activities            1,024,275       9,056,826
                                                                    ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                201,674         190,377

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         3,921,193       3,992,845
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  4,122,867    $  4,183,222
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                         $  2,332,698    $  2,324,665
                                                                    ============    ============
     Cash paid for taxes                                            $    114,697    $         --
                                                                    ============    ============
     Debt assumed through acquisitions                              $         --    $    150,000
                                                                    ============    ============
     Non-cash issuance of common stock                              $    100,000    $    923,133
                                                                    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1.       DESCRIPTION OF BUSINESS

                  Monarch Dental Corporation ("Monarch"), a Delaware corporation, and subsidiaries (collectively, the "Company"), manages dental group practices in selected markets. At March 31, 2000, the Company managed 190 dental group practices in Texas, Wisconsin, Pennsylvania, Virginia, Ohio, Arkansas, Utah, Colorado, Georgia, New Jersey, Florida, Indiana, Arizona and New Mexico.

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION / BASIS OF CONSOLIDATION

                  The financial statements for the three months ended March 31, 2000 and 1999, have been prepared by the Company, without audit, pursuant to Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting." Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to APB Opinion No. 28; nevertheless, management of the Company believes that the disclosures herein are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three months ended March 31, 2000 and 1999, have been included herein. The results of operations for the three month periods are not necessarily indicative of the results for the full year.

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

         USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         NET INCOME PER COMMON SHARE

                  The net income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share has been calculated using the treasury stock method for stock options and other dilutive securities. Such shares totaled 473,805 for the three month period ended March 31, 2000. For the three month period ended March 31, 1999, the Company's average market price had fallen below the average exercise price, therefore, no common stock equivalents are included in the calculation. There were 1,104,977 stock options outstanding at March 31, 1999.

         OTHER

                  Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentations.

3.       NOTES PAYABLE

                  The Company has a Credit Facility with a bank syndicate, which was amended in June 1999. Under the Credit Facility, the Company may borrow up to $85.0 million. At March 31, 2000 the Company had $83.1 million outstanding under the Credit Facility and remaining availability of $1.9 million. The amounts outstanding under the Credit Facility bear interest at variable rates which are based upon either the lender's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Facility. The Credit Facility prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions without bank approval, and requires the Company to maintain certain financial ratios on an ongoing basis. The Credit Facility is secured by pledges of all of the outstanding capital stock of, or other equity interests in, the Company's subsidiaries, and a lien on substantially all of the assets of the Company.

                  During 1999, the Company amended its loan agreement associated with the Credit Facility. Changes made in the amendment included, but were not limited to, modifications of certain defined terms and financial ratios, additions of newly defined terms, limitations on capital expenditures, modifications to the definition of Events of Default and the requirement of prior bank approval for consolidations, mergers, acquisitions, and sales of assets. The methodology by which the Company's borrowing rates are determined was also adjusted as part of the amendment. In conjunction with this amendment, the bank syndicate received contingency compensation in the form of warrants of the Company representing 3% of the fully diluted outstanding common shares of the Company at the time of agreement, subject to anti-dilution provisions, for an exercise price of $0.01 per share. The warrants are contingent based upon specific performance of the Company in conjunction with dates set forth in a vesting schedule. The vesting dates for the warrants are March 31, April 30, May 31, and June 30, 2000 upon such dates, an aggregate 3% of the fully diluted outstanding common stock will vest at a rate of 1/2%, 1/2%, 1/2%, and 1 1/2%, respectively. At March 31, 2000, 1/2% of the warrants vested totaling approximately $189,000. The Company believes that it will not meet the specific performance requirements under this amendment and that all of the remaining warrants will vest by June 30, 2000.

                  As of March 31, 2000, the Company is in compliance with the terms of the Credit Facility. There can be no assurance that the Company will maintain the ratios as required by the loan agreement. The failure to maintain these ratios could adversely affect the Company's operations in future periods.

                  The Company believes that cash generated from operations and borrowings under the Credit Facility will be sufficient to fund its cash requirements in the second quarter of 2000. However, the Company does not expect to generate sufficient cash from operations to repay its obligations under its short-term note, due June 30, 2000 under the Credit Facility, which the Company expects will approximate $10.0 million at that time. Failure to make the required principal payment would constitute a default under the Credit Facility. The Company is currently discussing with its lenders an extension of this short-term note, however, the Company can provide no assurance that its lenders will extend the maturity of this short-term note. The Company believes that cash from operations will be sufficient in the third and fourth quarters of 2000 to meet its obligations.

                  In order to meet its short-term and long-term liquidity needs, the Company may issue additional equity and debt securities, subject to market and other conditions. In addition, the Company is also in the process of providing potential acquirors due diligence materials in order to determine if a sale of the Company would be more beneficial to the Company's stockholders than raising additional capital to meet its liquidity needs. There can be no assurance that any such sale will be available on terms acceptable to the Company. In the event a sale transaction is not consummated, the Company would pursue the issuance of debt securities and has signed an engagement letter with an investment bank to pursue the issuance of these securities. Although there can be no assurance that this financing will be available on terms acceptable to the Company, the Company believes that additional sources of liquidity are available at rates that would increase the Company's interest obligations. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's operations in future periods.

                  The Company enters into interest rate swap agreements to manage its interest rate exposure. Interest rate swaps are agreements to exchange interest rate payment streams based on a notional principle amount. Company policy requires settlement accounting principles for interest rate swaps in which net interest rate differentials to be paid or received are recorded currently as adjustments to interest expense. Transactions involving such agreements did not have a material effect to the financial statements for the three months ended March 31, 2000 and 1999, respectively.

4.       COMMITMENTS AND CONTINGENCIES

         LITIGATION, CLAIMS, AND ASSESSMENTS

                  On or about April 26, 1999, the Company was served with a putative class action complaint against the Company and certain of its officers and directors, captioned Robert O. Neibert, et al. v. Monarch Dental Corp., Warren F. Melamed, Gary W. Cage and Roger B. Kafker, Civil No. 3- 99-CV-0762-X. The class action complaint, which was filed in the United States District Court for the Northern District of Texas (the "District Court"), alleges that the Company and certain of its officers and directors violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period between February 24, 1998 and December 22, 1998. Following the announcement of the filing of this class action lawsuit, the Company was served with two similar putative class actions in the District Court, which encompass the same class period and cover almost identical allegations. On May 24, 1999, the District Court consolidated these three class action complaints into a single action. The Company was subsequently served on September 10, 1999 with a consolidated amended class action complaint which contained substantially the same allegations as were encompassed in the prior separate class action complaints. The Company and all of the defendants named in the amended class action complaint filed motions to dismiss all of the claims set forth in this complaint in October 1999.

                  After the motions to dismiss were filed but before the District Court decided on them, the parties reached agreement on the terms of a potential settlement of the action. Accordingly, the parties entered into a Memorandum of Understanding dated January 31, 2000, which sets forth the principal bases of a settlement of the action, subject to approval by the District Court. The Memorandum of Understanding and the proposed settlement will be contingent upon (i) the parties' execution of an appropriate Stipulation of Settlement ("Stipulation"); (ii) conditional certification of the Class for purposes of the settlement; (iii) District Court approval of the settlement; and (iv) dismissal of the action with prejudice.

                  The Stipulation was submitted to the District Court and preliminarily approved on April 7, 2000. In the Stipulation, the parties requested that the District Court certify, for purposes of settlement, a class of all persons (exclusive of Defendants and their affiliates) who purchased or otherwise acquired shares of the Company during the period between February 24, 1998 and December 22, 1998, and their successors in interest and transferees, immediate and remote (the "Class"); that the District Court finally approve the settlement, including the release of all claims by Class members against the Defendants; and that the Court enter final judgment dismissing with prejudice all claims of the plaintiffs and the Class against the Defendants.

                  As part of the settlement, the Company has paid $3.5 million into a settlement fund which will, among other things, be used to pay authorized members of the Class. The entire settlement amount has been funded by the Company's directors and officers liability insurance carrier. No cash contribution was required of the Company or any of the other defendants.

                  Between preliminary approval and final approval, plaintiffs' counsel will send notice of the settlement to the Class. The District Court is scheduled to consider and rule on a request for final approval of the settlement at a hearing on June 19, 2000. In the event the District Court approves the settlement at that time, the releases running to the Company and the individual defendants will become effective.

                  On or about September 8, 1999, the Company filed a cause of action entitled Midwest Dental Management, Inc. and Monarch Dental Corporation v. David L. Hehli, DDS; Cause No. 99CV477, in the Circuit Court of Eau Claire County, Wisconsin. The Company sued Dr. Hehli for breach of contract among other claims and sought injunctive relief and damages; Dr. Hehli counterclaimed for breach of contract and sought an unspecified amount of damages. On or about January 17, 2000, the Company was served with a complaint against Midwest Dental Management, Inc. captioned Midwest Dental Plan, Ltd. v. Midwest Dental Management, Inc., et al.; Cause No. 00-CV-6, which was filed in the Circuit Court of Buffalo County, Wisconsin. The Plaintiff was seeking damages in an unspecified amount and termination of an administrative services agreement between Plaintiff and Midwest Dental Management, Inc. The Company has reached a tentative settlement in both cases, which is expected to be finalized before June 1, 2000 and is not expected to have a material impact on operating results.

                  In addition to the matters discussed above, the Company is engaged in various legal proceedings incidental to its business activities. Management does not believe the resolution of such matters will have a material adverse effect on the Company's financial position, results of operations or liquidity.

5.       SEGMENT REPORTING

                  The Company organizes its business into five reportable segments. The Company's reportable segments are strategic business units, and are comprised of the following:

                  Region One -  Includes Dallas/Fort Worth, Houston, San
                                Antonio, West Texas, New Mexico and Austin
                                Dental Offices. The Company exited the Austin market in the first quarter of 1999.

                  Region Two -  Includes Pittsburgh, Northern Virginia, Southern
                                Virginia, Atlanta and Florida Dental Offices.

                  Region Three - Includes Indiana, Arkansas, Dayton and
                                 Cleveland Dental Offices.

                  Region Four  - Includes Wisconsin, Utah, Arizona and Colorado
                                 Dental Offices.

                  Region Five  - Includes Philadelphia and Northern New Jersey
                                 Dental Offices.

                  The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company does not allocate income taxes to any of the regions. They are managed separately because each region operates under different contractual arrangements, providing service to a diverse mix of patients and payors.

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (Dollars in thousands)


                                  Region 1      Region 2      Region 3      Region 4      Region 5       Total
                                 ----------    ----------    ----------    ----------    ----------    ----------

Patient revenue, net             $   21,418    $    9,703    $    7,552    $   12,250    $    4,100    $   55,023
Total operating expenses             16,479         7,828         6,315        10,267         3,525        44,414
                                 ----------    ----------    ----------    ----------    ----------    ----------
Segment contribution                  4,939         1,875         1,237         1,983           575        10,609
Contribution margin                      23%           19%           16%           16%           14%           19%
Depreciation and
     amortization expense               902           522           388           473           424         2,709
Interest expense, net                     2            40             1             7            15            65
Segment profit                        4,035         1,313           848         1,503           136         7,835

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                             (Dollars in thousands)


                                  Region 1      Region 2      Region 3      Region 4      Region 5       Total
                                 ----------    ----------    ----------    ----------    ----------    ----------

Patient revenue, net             $   18,372    $    8,600    $    7,200    $   10,965    $    4,318    $   49,455
Total operating expenses             15,144         7,332         6,176         9,503         3,751        41,906
                                 ----------    ----------    ----------    ----------    ----------    ----------
Segment contribution                  3,228         1,268         1,024         1,462           567         7,549
Contribution margin                      18%           15%           14%           13%           13%           15%
Depreciation and
     amortization expense               943           511           341           395           333         2,523
Interest expense, net                    12            25            --            10            34            81
Segment profit                        2,273           732           683         1,057           200         4,945


       Reconciliation of Profit (in thousands)         Three Months Ended March 31,
                                                     -------------------------------
                                                         2000              1999
                                                     --------------   --------------

Segment profit                                       $        7,835   $        4,945
Unallocated amounts:
Corporate operating expenses                                  2,571            2,170
Corporate depreciation and amortization expense                   6               39
Corporate interest expense, net                               2,517            1,697
Minority interest in consolidated subsidiaries                   87               33
                                                     --------------   --------------
Income before income taxes                           $        2,654   $        1,006
                                                     ==============   ==============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements under "Liquidity and Capital Resources" regarding the availability of cash from operations to fund core operations, interest expense, nonrecurring and contingency payments and obligations under the Company's short-term note, statements regarding extensions of the short-term note and availability of additional credit, statements regarding the sufficiency of cash in the third and fourth quarters of 2000, statements regarding the possible issuance of debt or equity securities, statements concerning a possible sale of the Company and related activities, statements regarding alternative financing strategies, and statements regarding availability of additional sources of liquidity and of any failure to raise necessary funding. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, risks associated with availability and consummation of financing or strategic transactions, risks associated with liquidity and cash flow shortfalls, risks associated with implementation of strategic initiatives, risks associated with integration of acquired companies, risks associated with the change of status or departure of key management personnel, risks associated with the constantly changing health care environment, the pace of development and acquisition activity, the reimbursement rates for dental services, and other risks detailed in the Company's Securities and Exchange Commission filings. These and other risk factors are listed in the Company's Form 10-K for the year ended December 31, 1999 as filed with the U.S. Securities and Exchange Commission.

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


                                      2000(1)      1999       1998       1997      1996
                                      -------    -------    -------    -------   -------
Offices at beginning of period            190        192         99         53        12
De novo offices                             1         --          7          7         2
Acquired offices                           --          7         88         39        39
Closed offices                             (1)        (9)        (2)        --        --
                                      -------    -------    -------    -------   -------
Offices at end of period                  190        190        192         99        53
                                      =======    =======    =======    =======   =======



(1) Through March 31, 2000

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Patient revenue, net. Revenue increased to $55.0 million for the three months ended March 31, 2000 from $49.5 million for the three months ended March 31, 1999, an increase of $5.5 million, or 11.3%. This increase resulted primarily from same store revenue growth generated by the successful implementation of revenue enhancement initiatives in 2000 including patient focused marketing programs and the expansion or relocation of twenty-five existing Dental Offices and to a lesser extent the opening of one de novo Dental Office.

         Fee-for-service revenue (i.e., revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased to $32.1 million for the three months ended March 31, 2000 from $30.5 million for the three months ended March 31, 1999, an increase of $1.6 million, or 5.1%. This increase resulted primarily from same store revenue growth generated by the successful implementation of revenue enhancement initiatives in 2000 including patient focused marketing programs and the expansion or relocation of twenty-five existing Dental Offices and to a lesser extent the opening of one de novo Dental Office. Managed dental care revenue (i.e., revenue from capitated managed dental care plans, including capitation payments and patient co-payments) increased to $22.9 million for the three months ended March 31, 2000 from $19.0 million for the three months ended March 31, 1999, an increase of $3.9 million, or 21.3%. This increase resulted primarily from same store revenue growth generated by the successful implementation of revenue enhancement initiatives in 2000 including patient focused marketing programs and the expansion or relocation of twenty-five existing Dental Offices and to a lesser extent the opening of one de novo Dental Office. As a percentage of Revenue, fee-for-service revenue decreased to 58.3% from 61.8% for the three months ended March 31, 2000 and 1999, respectively.

         Provider salaries and benefits. Provider salaries and benefits expense increased to $17.9 million for the three months ended March 31, 2000 from $16.2 million for the three months ended March 31, 1999, an increase of $1.7 million, or 10.9%. This increase resulted primarily from increased dentist and hygienist compensation due to a higher level of production at the Dental Offices and to a lesser extent the opening of one de novo Dental Office and the expansion or relocation of twenty-five existing Dental Offices. As a percent of Revenue, provider salaries and benefits expense decreased slightly to 32.6% from 32.7% for the three months ended March 31, 2000 and 1999, respectively.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense increased to $13.6 million for the three months ended March 31, 2000 from $13.1 million for the three months ended March 31, 1999, an increase of $530,000, or 4.1%. This increase resulted primarily from the opening of one de novo Dental Office and the expansion or relocation of twenty-five existing Dental Offices. As a percent of Revenue, clinical and other salaries and benefits expense decreased to 24.7% from 26.4% for the three months ended March 31, 2000 and 1999, respectively. This decrease was due principally to the leveraging of constant salaries and benefits expense against increased revenue.

         Dental supplies. Dental supplies expense increased to $3.0 million for the three months ended March 31, 2000 from $2.6 million for the three months ended March 31, 1999, an increase of $318,000, or 12.0%. This increase resulted primarily from a higher level of production at the Dental Offices and to a lesser extent the opening of one de novo Dental Office and the expansion or relocation of twenty-five existing Dental Offices. These increases were partially offset by the leveraging of national supply contracts. As a percent of Revenue, dental supplies expense remained constant at 5.4% for the three months ended March 31, 2000 and 1999, respectively.

         Laboratory fees. Laboratory fee expense increased to $2.9 million for the three months ended March 31, 2000 from $2.3 million for the three months ended March 31, 1999, an increase of $545,000, or 23.5%. This increase resulted primarily from increased production at the Dental Offices and an increase in material costs used in the production of crowns and to a lesser extent the opening of one de novo Dental Office and the expansion or relocation of twenty-five existing Dental Offices. As a percent of Revenue, laboratory fee expense increased to 5.2% from 4.7% for the three months ended March 31, 2000 and 1999, respectively. This increase was due principally to the increase in material costs used in the production of crowns.

         Occupancy. Occupancy expense remained constant at $2.6 million for the three months ended March 31, 2000 and 1999, respectively. The expense associated with the opening of one de novo Dental Office and the expansion or relocation of twenty-five existing Dental Offices was offset by five Dental Office closures since the end of the first quarter of 1999. As a percent of Revenue, occupancy expense decreased to 4.7% from 5.2% for the three months ended March 31, 2000 and 1999, respectively. This decrease was due principally to the leveraging of constant occupancy expense against increased revenue.

         Advertising. Advertising expense decreased to $667,000 for the three months ended March 31, 2000 from $730,000 for the three months ended March 31, 1999, a decrease of $63,000, or 8.6%. This decrease resulted primarily from cost control initiatives implemented in 1999 that included the use of lower cost advertising. A greater emphasis was placed on direct mailings and other types of print advertising as opposed to the more expensive television and radio advertising. As a percent of Revenue, advertising expense decreased to 1.2% from 1.5% for the three months ended March 31, 2000 and 1999, respectively. This decrease resulted from the use of lower cost advertising and the leveraging of advertising expense against increased revenue.

         Other operating expenses. Other operating expenses decreased to $6.4 million for the three months ended March 31, 2000 from $6.6 million for the three months ended March 31, 1999, a decrease of $189,000, or 2.9%. This decrease resulted primarily from cost control initiatives implemented in 1999 offset by the opening of one de novo Dental Office and the expansion or relocation of twenty-five existing Dental Offices. As a percent of Revenue, other operating expenses decreased to 11.6% from 13.3% for the three months ended March 31, 2000 and 1999, respectively. This decrease resulted from the cost control initiatives implemented in 1999 and the leveraging of other operating expenses against increased revenue.

         Depreciation and amortization. Depreciation and amortization expense increased to $2.7 million for the three months ended March 31, 2000 from $2.6 million for the three months ended March 31, 1999, an increase of $153,000, or 6.0%. This slight increase resulted primarily from additional depreciation expense on fixed assets purchased to facilitate the opening of one de novo Dental Office and the expansion or relocation of twenty-five existing Dental Offices.

         Operating income. Operating income increased to $5.3 million for the three months ended March 31, 2000 from $2.8 million for the three months ended March 31, 1999, an increase of $2.5 million, or 88.9%. This increase resulted primarily from increased revenue at the Dental Offices due to the implementation of Revenue initiatives in 2000 and certain cost control initiatives implemented in 1999. As a percent of Revenue, operating income increased to 9.7% from 5.7% for the three months ended March 31, 2000 and 1999, respectively. This increase was due principally to increased revenue and margin improvement in provider salaries and benefits expense, clinical and other salaries and benefits expense, occupancy expense, advertising expense, other operating expenses and depreciation and amortization expense offset by higher laboratory fee expense as a percent of Revenue.

         Interest expense, net. Interest expense, net increased to $2.6 million for the three months ended March 31, 2000 from $1.8 million for the three months ended March 31, 1999, an increase of $803,000, or 45.2%. This increase is attributable to the higher average outstanding debt balances and higher interest rates for the three months ended March 31, 2000 and 1999, respectively. The Company has a Credit Facility (the "Credit Facility") with a bank syndicate. Average debt outstanding under the Credit Facility totaled $82.7 million for the three months ended March 31, 2000 compared to average debt outstanding of $72.8 million for the three months ended March 31, 1999.

         Minority interest. Minority interest expense increased to $87,000 for the three months ended March 31, 2000 from $33,000 for the three months ended March 31, 1999, an increase of $54,000, or 163.6%. This increase resulted from higher net income in markets that are not wholly owned by the Company for the three months ended March 31, 2000 and 1999, respectively. The minority ownership percentages in these markets range from a six-and-one-quarter percent to a fifty percent interest and are located in Indiana, Texas, New Mexico, Georgia, Pennsylvania and New Jersey.

         Income taxes. Income tax expense increased to $1.2 million for the three months ended March 31, 2000 from $392,000 for the three months ended March 31, 1999, an increase of $801,000, or 204.3%. This increase resulted from higher income before income taxes, which increased to $2.7 million for the three months ended March 31, 2000 from $1.0 million for the three months ended March 31, 1999, an increase of $1.7 million, or 163.8% and a higher effective tax rate in 2000 due primarily to the impact of goodwill amortization that is not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had a $6.5 million working capital deficit, representing an improvement of $2.3 million from the working capital deficit of $8.8 million at December 31, 1999. This working capital deficit included current liabilities of $30.8 million, consisting of $1.8 million in accounts payable, $12.0 million in accrued liabilities, $5.9 million in amounts payable to dental group practices as consideration for accounts receivable acquired from such group practices and $11.1 million in current maturities of notes payable and capital lease obligations. Current liabilities were offset by current assets of $24.3 million, consisting of $4.1 million in cash and cash equivalents, $18.4 million in accounts receivable, net of allowances and prepaid expenses of $1.8 million. The Company's principal sources of liquidity as of March 31, 2000 consisted of cash and cash equivalents, net accounts receivable and borrowing capacity under the Credit Facility. There can be no assurance the Company's working capital deficit will not continue in the future, particularly if additional indebtedness requires current amortization of principal.

         For the three months ended March 31, 2000 and 1999, cash provided by operations was $4.6 million and $410,000, respectively.

         Cash used in investing activities was $5.4 million for the three months ended March 31, 2000 and $9.3 million for the three months ended March 31, 1999. In the three months ended March 31, 2000, $4.1 million was utilized to meet contingent payments for acquisitions completed in prior periods and $1.3 million was invested in the purchase of additional property and equipment. In the three months ended March 31, 1999, $7.0 million was utilized for acquisitions and to meet contingent payments for acquisitions completed in prior periods and $2.3 million was invested in the purchase of additional property and equipment.

         For the three months ended March 31, 2000 and 1999, cash provided by financing activities was $1.0 million and $9.1 million, respectively. In the three months ended March 31, 2000, the cash provided was primarily comprised of $2.4 million in net borrowings offset by the repayment of $1.4 million in outstanding debt. In the three months ended March 31, 1999, the cash provided was primarily comprised of $10.5 million in net borrowings offset by the repayment of $1.0 million in outstanding debt and debt issue costs of $304,000.

         The Company has a Credit Facility with a bank syndicate, which was amended in June 1999. Under the Credit Facility, the Company may borrow up to $85.0 million. At March 31, 2000 the Company had $83.1 million outstanding under the Credit Facility and remaining availability of $1.9 million. The amounts outstanding under the Credit Facility bear interest at variable rates which are based upon either the lender's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Facility. The Credit Facility prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions without bank approval, and requires the Company to maintain certain financial ratios on an ongoing basis. The Credit Facility is secured by pledges of all of the outstanding capital stock of, or other equity interests in, the Company's subsidiaries, and a lien on substantially all of the assets of the Company.

         During 1999, the Company amended its loan agreement associated with the Credit Facility. Changes made in the amendment included, but were not limited to, modifications of certain defined terms and financial ratios, additions of newly defined terms, limitations on capital expenditures, modifications to the definition of Events of Default and the requirement of prior bank approval for consolidations, mergers, acquisitions, and sales of assets. The methodology by which the Company's borrowing rates are determined was also adjusted as part of the amendment. In conjunction with this amendment, the bank syndicate received contingency compensation in the form of warrants of the Company representing 3% of the fully diluted outstanding common shares of the Company at the time of agreement, subject to anti-dilution provisions, for an exercise price of $0.01 per share. The warrants are contingent based upon specific performance of the Company in conjunction with dates set forth in a vesting schedule. The vesting dates for the warrants are March 31, April 30, May 31, and June 30, 2000 upon such dates, an aggregate 3% of the fully diluted outstanding common stock will vest at a rate of 1/2%, 1/2%, 1/2%, and 1 1/2%, respectively. At March 31, 2000, 1/2% of the warrants vested totaling approximately $189,000. The Company believes that it will not meet the specific performance requirements under this amendment and that all of the remaining warrants will vest by June 30, 2000.

         As of March 31, 2000, the Company is in compliance with the terms of the Credit Facility. There can be no assurance that the Company will maintain the ratios as required by the loan agreement. The failure to maintain these ratios could adversely affect the Company's operations in future periods.

         The Company believes that cash generated from operations and borrowings under the Credit Facility will be sufficient to fund its cash requirements in the second quarter of 2000. However, the Company does not expect to generate sufficient cash from operations to repay its obligations under its short-term note, due June 30, 2000 under the Credit Facility, which the Company expects will approximate $10.0 million at that time. Failure to make the required principal payment would constitute a default under the Credit Facility. The Company is currently discussing with its lenders an extension of this short-term note, however, the Company can provide no assurance that its lenders will extend the maturity of this short-term note. The Company believes that cash from operations will be sufficient in the third and fourth quarters of 2000 to meet its obligations.

         In order to meet its short-term and long-term liquidity needs, the Company may issue additional equity and debt securities, subject to market and other conditions. In addition, the Company is also in the process of providing potential acquirors due diligence materials in order to determine if a sale of the Company would be more beneficial to the Company's stockholders than raising additional capital to meet its liquidity needs. There can be no assurance that any such sale will be available on terms acceptable to the Company. In the event a sale transaction is not consummated, the Company would pursue the issuance of debt securities and has signed an engagement letter with an investment bank to pursue the issuance of these securities. Although there can be no assurance that this financing will be available on terms acceptable to the Company, the Company believes that additional sources of liquidity are available at rates that would increase the Company's interest obligations. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's operations in future periods.

         The Company enters into interest rate swap agreements to manage its interest rate exposure. Interest rate swaps are agreements to exchange interest rate payment streams based on a notional principle amount. Company policy requires settlement accounting principles for interest rate swaps in which net interest rate differentials to be paid or received are recorded currently as adjustments to interest expense. Transactions involving such agreements did not have a material effect to the financial statements for the three months ended March 31, 2000 and 1999, respectively.

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

                  After the motions to dismiss were filed but before the District Court decided on them, the parties reached agreement on the terms of a potential settlement of the action. Accordingly, the parties entered into a Memorandum of Understanding dated January 31, 2000, which sets forth the principal bases of a settlement of the action, subject to approval by the District Court. The Memorandum of Understanding and the proposed settlement will be contingent upon (i) the parties' execution of an appropriate Stipulation of Settlement ("Stipulation"); (ii) conditional certification of the Class for purposes of the settlement; (iii) District Court approval of the settlement; and (iv) dismissal of the action with prejudice.

                  The Stipulation was submitted to the District Court and preliminarily approved on April 7, 2000. In the Stipulation, the parties requested that the District Court certify, for purposes of settlement, a class of all persons (exclusive of Defendants and their affiliates) who purchased or otherwise acquired shares of the Company during the period between February 24, 1998 and December 22, 1998, and their successors in interest and transferees, immediate and remote (the "Class"); that the District Court finally approve the settlement, including the release of all claims by Class members against the Defendants; and that the Court enter final judgment dismissing with prejudice all claims of the plaintiffs and the Class against the Defendants.

                  As part of the settlement, the Company has paid $3.5 million into a settlement fund which will, among other things, be used to pay authorized members of the Class. The entire settlement amount has been funded by the Company's directors and officers liability insurance carrier. No cash contribution was required of the Company or any of the other defendants.

                  Between preliminary approval and final approval, plaintiffs' counsel will send notice of the settlement to the Class. The District Court is scheduled to consider and rule on a request for final approval of the settlement at a hearing on June 19, 2000. In the event the District Court approves the settlement at that time, the releases running to the Company and the individual defendants will become effective.

                  On or about September 8, 1999, the Company filed a cause of action entitled Midwest Dental Management, Inc. and Monarch Dental Corporation v. David L. Hehli, DDS; Cause No. 99CV477, in the Circuit Court of Eau Claire County, Wisconsin. The Company sued Dr. Hehli for breach of contract among other claims and sought injunctive relief and damages; Dr. Hehli counterclaimed for breach of contract and sought an unspecified amount of damages. On or about January 17, 2000, the Company was served with a complaint against Midwest Dental Management, Inc. captioned Midwest Dental Plan, Ltd. v. Midwest Dental Management, Inc., et al.; Cause No. 00-CV-6, which was filed in the Circuit Court of Buffalo County, Wisconsin. The Plaintiff was seeking damages in an unspecified amount and termination of an administrative services agreement between Plaintiff and Midwest Dental Management, Inc. The Company has reached a tentative settlement in both cases, which is expected to be finalized before June 1, 2000 and is not expected to have a material impact on operating results.

                  In addition to the matters discussed above, the Company is engaged in various legal proceedings incidental to its business activities. Management does not believe the resolution of such matters will have a material adverse effect on the Company's financial position, results of operations or liquidity.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           (a)    Not applicable.

           (b)    Not applicable.

           (c) In January 2000, pursuant to a Settlement Agreement, the Company issued 55,172 shares of Common Stock to a seller of an affiliated dental practice in partial consideration of a legal settlement in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                  In January 2000, pursuant to Stock Option Agreements, the Company granted options to purchase an aggregate of 16,500 shares of Common Stock at an exercise price of $1.8125 per share to certain of its directors and an employee in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                  In February 2000, pursuant to Stock Option Agreements, the Company granted options to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $2.719 per share to its Chairman of the Board and Chief Executive Officer in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.


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


                                      MONARCH DENTAL CORPORATION



Date:  May 15, 2000                   By: /s/ Gary W. Cage
                                          --------------------------------------
                                          Gary W. Cage
                                          Chief Executive Officer


Date:  May 15, 2000                   By: /s/ Lisa K. Peterson
                                          --------------------------------------
                                          Lisa K. Peterson
                                          Chief Financial Officer

                                  EXHIBIT INDEX



 EXHIBIT
 NUMBER     DESCRIPTION
 -------    -----------

   11       Statement re:  Computation of per share earnings

   27       Financial Data Schedules
