Form 10-Q
period 2000-06-30
MONARCH DENTAL CORP
filed 2000-08-14
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                            Yes   [X]      No   [ ]

Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

            Class                           Outstanding as of August 11, 2000
            -----                           ---------------------------------
   Common Stock, $.01 par value                         12,904,922

                           MONARCH DENTAL CORPORATION


                                     INDEX

                                                                                                        Page No.
Part I.    Financial Information

           Item 1.       Report of Independent Public Accountants                                         3

           Item 2.       Consolidated Financial Statements                                                4

           Item 3.       Management's Discussion and Analysis of Financial Condition

                         and Results of Operations                                                        14


Part II.   Other Information

           Item 1.       Legal Proceedings                                                                21

           Item 2.       Changes in Securities and Use of Proceeds                                        22

           Item 4.       Submission of Matters to Vote of Security-Holders                                22

           Item 6.       Exhibits and Reports Filed on Form 8-K                                           23

Signatures                                                                                                24

Exhibit Index                                                                                             25

                         PART I. FINANCIAL INFORMATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
Monarch Dental Corporation:



We have reviewed the accompanying consolidated balance sheet of Monarch Dental Corporation (a Delaware corporation) and subsidiaries as of June 30, 2000 and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                       ARTHUR ANDERSEN LLP
Dallas, Texas
  August 11, 2000

                  MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                                June 30,        December 31,
                                                                                                  2000              1999
                                                                                              ------------      ------------
                                                                                              (Unaudited)
                                                            ASSETS
    Current assets:
       Cash and cash equivalents                                                              $  3,917,347      $  3,921,193
       Accounts receivable, net of allowances of approximately $12,988,000
            and $12,678,000, respectively                                                       18,117,670        17,408,886
       Prepaid expenses                                                                          1,689,413         1,647,897
       Income tax receivable                                                                            --           426,970
                                                                                              ------------      ------------
            Total current assets                                                                23,724,430        23,404,946
    Property and equipment, net of accumulated depreciation of approximately $17,051,000
        and $14,363,000, respectively                                                           18,354,379        19,071,714
    Goodwill, net of accumulated amortization of approximately $12,637,000 and
        $9,938,000, respectively                                                               130,829,461       132,459,266
    Deferred income taxes                                                                          340,999           340,999
    Other assets                                                                                 4,273,672         3,666,642
                                                                                              ------------      ------------
           Total assets                                                                       $177,522,941      $178,943,567
                                                                                              ============      ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Accounts payable                                                                       $  1,986,004      $  2,028,804
       Accrued payroll                                                                           2,967,529         4,231,751
       Accrued liabilities                                                                       6,092,942        10,862,474
       Accrued restructuring charges                                                               498,057           808,975
       Income taxes payable                                                                      1,342,425                --
       Payable to affiliated dental group practices                                              5,563,984         4,755,666
       Current maturities of notes payable and capital lease obligations                        84,054,531         9,539,775
                                                                                              ------------      ------------
            Total current liabilities                                                          102,505,472        32,227,445
    Notes payable                                                                                  968,259        76,728,008
    Capital lease obligations                                                                      526,883           455,240
    Other liabilities                                                                            2,615,472         2,849,602
                                                                                              ------------      ------------
            Total liabilities                                                                  106,616,086       112,260,295
    Minority interest in consolidated subsidiaries                                                 321,885            88,818
    Commitments and contingencies
    Stockholders' equity:
       Preferred Stock, $.01 par value, 2,000,000 shares authorized; no shares issued or
         outstanding                                                                                    --                --
       Common Stock, $.01 par value, 50,000,000 shares authorized; 12,850,313 and
         12,724,886 shares issued and outstanding, respectively                                    128,503           127,249
       Common Stock to be issued                                                                 1,196,495           100,000
       Additional paid-in capital                                                               66,094,946        65,882,409
       Retained earnings                                                                         3,165,026           484,796
                                                                                              ------------      ------------
            Total stockholders' equity                                                          70,584,970        66,594,454
                                                                                              ------------      ------------
            Total liabilities and stockholders' equity                                        $177,522,941      $178,943,567
                                                                                              ============      ============


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                  MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                  -------------------------------   -------------------------------
                                                      2000              1999            2000              1999
                                                  --------------   --------------   --------------   --------------

Patient revenue, net                              $   54,169,611   $   51,469,550   $  109,192,416   $  100,924,569
Operating expenses:
    Provider salaries and benefits                    18,077,376       17,209,957       36,005,613       33,377,185
    Clinical and other salaries and benefits          13,844,334       13,378,808       27,429,298       26,433,540
    Dental supplies                                    2,560,475        2,580,113        5,528,090        5,229,337
    Laboratory fees                                    2,622,395        2,210,711        5,486,656        4,530,026
    Occupancy                                          2,524,054        2,493,383        5,107,062        5,069,353
    Advertising                                          578,468          864,052        1,245,577        1,594,093
    Other operating expenses                           5,867,157        6,184,043       12,256,640       12,762,344
    Strategic alternative costs                          473,295               --          473,295               --
    Depreciation and amortization                      2,756,784        2,655,347        5,471,573        5,217,581
                                                  --------------   --------------   --------------   --------------
                                                      49,304,338       47,576,414       99,003,804       94,213,459
                                                  --------------   --------------   --------------   --------------
Operating income                                       4,865,273        3,893,136       10,188,612        6,711,110
Interest expense, net                                  2,563,536        1,905,320        5,145,232        3,683,650
Minority interest in consolidated subsidiaries            81,334          136,540          168,806          169,919
                                                  --------------   --------------   --------------   --------------
Income before income taxes                             2,220,403        1,851,276        4,874,574        2,857,541
Income taxes                                           1,001,152          725,632        2,194,344        1,118,077
                                                  --------------   --------------   --------------   --------------
Net income                                        $    1,219,251   $    1,125,644   $    2,680,230   $    1,739,464
                                                  ==============   ==============   ==============   ==============
Net income per common share                       $         0.09   $         0.09   $         0.21   $         0.14
                                                  ==============   ==============   ==============   ==============
Net income per common share - assuming dilution   $         0.09   $         0.09   $         0.20   $         0.14
                                                  ==============   ==============   ==============   ==============
Weighted average number of common shares
    outstanding                                       12,846,989       13,003,031       12,842,777       12,546,975
                                                  ==============   ==============   ==============   ==============
Weighted average number of common and
    common equivalent shares outstanding              13,374,086       13,003,031       13,337,579       12,546,975
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

                  MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                               Six months ended
                                                                                   June 30,
                                                                          ------------------------------
                                                                              2000             1999
                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $  2,680,230      $  1,739,464
     Adjustments to reconcile net income to net cash
         provided by operating activities -
         Depreciation and amortization                                       5,471,573         5,217,581
         Minority interest in consolidated subsidiaries                        168,806           169,919
         Changes in assets and liabilities, net of effects from
         acquisitions-
               Accounts receivable, net                                       (680,181)          208,657
               Prepaid expenses                                                (41,516)         (610,682)
               Income tax receivable                                           426,970         1,010,555
               Other noncurrent assets                                         658,609           (10,858)
               Accounts payable and accrued expenses                            32,158        (2,810,330)
               Accrued restructuring charges                                  (310,918)       (2,537,139)
               Other liabilities                                                59,151           415,104
                                                                          ------------      ------------
                  Net cash provided by operating activities                  8,464,882         2,792,271
                                                                          ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net                               (1,805,159)       (2,854,856)
     Cash paid for dental group practices, including
         related costs, net of cash acquired                                (5,192,827)       (7,663,730)
                                                                          ------------      ------------
                  Net cash used in investing activities                     (6,997,986)      (10,518,586)
                                                                          ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                             2,400,000        15,650,000
     Payments for debt issue costs                                             (69,144)         (330,869)
     Payments on notes payable and capital lease obligations                (3,767,184)       (3,518,815)
     Distribution to stockholders/partners                                    (121,815)         (345,457)
     Issuance of common stock                                                   87,401           127,668
                                                                          ------------      ------------
                  Net cash provided by (used in) financing activities       (1,470,742)       11,582,527
                                                                          ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (3,846)        3,856,212

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               3,921,193         3,992,845
                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  3,917,347      $  7,849,057
                                                                          ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                               $  4,535,296      $  3,761,777
                                                                          ============      ============
     Cash paid for taxes                                                  $    464,894      $         --
                                                                          ============      ============
     Debt assumed through acquisitions                                    $         --      $    150,000
                                                                          ============      ============
     Non-cash issuance of common stock                                    $  1,222,885      $  3,602,134
                                                                          ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MONARCH DENTAL CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1.       DESCRIPTION OF BUSINESS

                  Monarch Dental Corporation ("Monarch"), a Delaware corporation, and subsidiaries (collectively, the "Company"), manages dental group practices in selected markets. At June 30, 2000, the Company managed 190 dental group practices in Texas, Wisconsin, Pennsylvania, Virginia, Ohio, Arkansas, Utah, Colorado, Georgia, New Jersey, Florida, Indiana, Arizona and New Mexico.

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION / BASIS OF CONSOLIDATION

                  The financial statements for the three and six months ended June 30, 2000 and 1999, have been prepared by the Company, without audit, pursuant to Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting." Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to APB Opinion No. 28; nevertheless, management of the Company believes that the disclosures herein are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three and six months ended June 30, 2000 and 1999, have been included herein. The results of operations for the three and six month periods are not necessarily indicative of the results for the full year.

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

         NET INCOME PER COMMON SHARE

                  The net income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share has been calculated using the treasury stock method for stock options and other dilutive securities. Such shares totaled 527,098 and 494,802 for the three and six month periods ended June 30, 2000, respectively. For the three and six month periods ended June 30, 1999, the Company's average market price had fallen below the average exercise price, therefore, no common stock equivalents are included in the calculation. There were 1,097,060 stock options outstanding at June 30, 1999.

         OTHER

                  Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentations.

3.       NOTES PAYABLE

                  The Company has a $75.0 million Credit Facility with a bank syndicate, which expires June 30, 2001. Additionally, the Company has a $10.0 million short-term note with members of the same syndicate, which expires December 15, 2000. Under the combined facilities, the Company may borrow up to $85.0 million. At June 30, 2000 the Company had $81.5 million outstanding under the facilities and remaining availability of $3.5 million. The amounts outstanding under the Credit Facility bear interest at variable rates which are based upon either the lender's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Facility. The Credit Facility prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions without bank approval, and requires the Company to maintain certain financial ratios on an ongoing basis. The Credit Facility is secured by pledges of all of the outstanding capital stock of, or other equity interests in, the Company's subsidiaries, and a lien on substantially all of the assets of the Company.

                  During 1999, the Company amended its loan agreement associated with the Credit Facility. Changes made in the amendment included, but were not limited to, modifications of certain defined terms and financial ratios, additions of newly defined terms, limitations on capital expenditures, modifications to the definition of Events of Default and the requirement of prior bank approval for consolidations, mergers, acquisitions, and sales of assets. The methodology by which the Company's borrowing rates are determined was also adjusted as part of the amendment. In conjunction with this amendment, the bank syndicate received contingency compensation in the form of warrants of the Company representing 3% of the fully diluted outstanding common shares of the Company at the time of agreement, subject to anti-dilution provisions, for an exercise price of $0.01 per share. At June 30, 2000, all of these warrants were vested totaling 394,721 shares.

                  In June 2000, the Company further amended its loan agreement to accommodate the current exploration of strategic alternatives and to extend the maturity date of the $10.0 million short-term note to December 15, 2000. The Company again amended its loan agreement in August 2000. In accordance with the terms of the amended loan agreement, the lenders have provided that the period of time during which the Company will not be in default under the Credit Facility will expire on September 1, 2000, unless the Company satisfies the conditions and agreements contained in the amended loan agreement. In the event that such conditions and agreements are not satisfied by such date, management anticipates that it would enter into discussions with its lenders to seek additional time to complete its process of exploring strategic alternatives, including the possible sale or merger of the Company.

                  The Company believes that cash generated from operations and borrowings under its credit facilities will be sufficient to fund its cash requirements in the third quarter of 2000. Though the Company does expect to generate sufficient cash in the fourth quarter to fund operations, it does not expect to generate sufficient cash from operations to repay its obligations under its short-term note due December 15, 2000, which the Company expects will exceed $5.0 million at that time. Failure to make the required principal payment would constitute a default under the Credit Facility.

                  As of June 30, 2000, the Company is in compliance with the terms of the Credit Facility. There can be no assurance that the Company will maintain the ratios as required by the loan agreement. The failure to maintain these ratios could adversely affect the Company's operations in future periods.

                  Moreover, the Credit Facility expires by its terms on June 30, 2001 and all of the Company's debt thereunder will then be due. The Company will not generate sufficient cash flow by June 30, 2001 to repay all of its debt under the Credit Facility. The Company will need to obtain an extension of the Credit Facility or to replace the Credit Facility to avoid defaulting. Failure to extend or replace the Credit Facility could result in foreclosure on the Company's assets. There can be no assurance that the Company will be able to extend or replace the Credit Facility.

                  In order to meet its short-term and long-term liquidity needs, the Company may issue additional equity and debt securities, subject to market and other conditions. In addition, the Company is also in discussions with potential acquirors in order to determine if a sale of the Company would be more beneficial to the Company's stockholders than raising additional capital to meet its liquidity needs. There can be no assurance that any such sale will be available on terms acceptable to the Company. In the event a sale transaction is not consummated, the Company would pursue the issuance of debt securities and has signed an engagement letter with an investment bank to pursue the issuance of these securities. Although there can be no assurance that this financing will be available on terms acceptable to the Company, the Company believes that given its current financial performance additional sources of liquidity such as bank and private placement financing will be available in the foreseeable future. These sources of financing are available at rates that would increase the Company's interest obligations. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's operations in future periods.

                  The Company enters into interest rate swap agreements to manage its interest rate exposure. Interest rate swaps are agreements to exchange interest rate payment streams based on a notional principle amount. Company policy requires settlement accounting principles for interest rate swaps in which net interest rate differentials to be paid or received are recorded currently as adjustments to interest expense. Transactions involving such agreements did not have a material effect to the financial statements for the three and six months ended June 30, 2000 and 1999, respectively.

4.       COMMITMENTS AND CONTINGENCIES

         LITIGATION, CLAIMS, AND ASSESSMENTS

                  On or about April 26, 1999, the Company was served with a putative class action complaint against the Company and certain of its officers and directors, captioned Robert O. Neibert, et al. v. Monarch Dental Corporation, Warren F. Melamed, Gary W. Cage and Roger B. Kafker. The class action complaint, which was filed in the United States District Court for the Northern District of Texas (the "District Court"), alleges that the Company and certain of its officers and directors violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period between February 24, 1998 and December 22, 1998. Following the announcement of the filing of this class action lawsuit, the Company was served with two similar putative class actions in the District Court, which encompass the same class period and cover almost identical allegations. On May 24, 1999, the District Court consolidated these three class action complaints into a single action. The Company was subsequently served on September 10, 1999 with a consolidated amended class action complaint which contained substantially the same allegations as were encompassed in the prior separate class action complaints. The Company and all of the defendants named in the amended class action complaint filed motions to dismiss all of the claims set forth in the complaint in October 1999.

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

                  The Stipulation was submitted to the Court and preliminarily approved on April 7, 2000. In the Stipulation, the parties requested that (i) the District Court certify, for purposes of settlement, a class of all persons (exclusive of Defendants and their affiliates) who purchased or otherwise acquired shares of the Company during the period between February 24, 1998 and December 22, 1998, and their successors in interest and transferees, immediate and remote (the "Class"); (ii) that the District Court finally approve the settlement, including the release of all claims by Class members against the Defendants; and (iii) that the District Court enter final judgment dismissing with prejudice all claims of the plaintiffs and the Class against the Defendants.

                  As part of the settlement, the Company has paid $3.5 million into a settlement fund which will, among other things, be used to pay authorized members of the Class. The entire settlement amount has been funded by the Company's directors and officers liability insurance carrier. No cash contribution was required of the Company or any of the other defendants.

                  Between preliminary approval and final approval, plaintiffs' counsel sent notice of the settlement to the Class. The District Court considered and granted a request for final approval of the settlement at a hearing on June 19, 2000. At that time, the releases running to the Company and the individual defendants became effective.

                  On or about September 8, 1999, the Company filed a cause of action entitled Midwest Dental Management, Inc. and Monarch Dental Corporation v. David L. Hehli, DDS; Cause No. 99CV477, in the Circuit Court of Eau Claire County, Wisconsin. The Company sued Dr. Hehli for breach of contract among other claims and sought injunctive relief and damages; Dr. Hehli counterclaimed for breach of contract and sought an unspecified amount of damages. On or about January 17, 2000, the Company was served with a complaint against Midwest Dental Management, Inc. captioned Midwest Dental Plan, Ltd. v. Midwest Dental Management, Inc., et al.; Cause No. 00-CV-6, which was filed in the Circuit Court of Buffalo County, Wisconsin. The Plaintiff was seeking damages in an unspecified amount and termination of an administrative services agreement between Plaintiff and Midwest Dental Management, Inc. The parties settled these disputes in May 2000 and all pending litigation has been dismissed. The terms of the settlement include the purchase by the Company of 79% of the issued and outstanding stock of Midwest Dental Plan, Ltd.

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

                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                             (Dollars in thousands)


                                Region 1         Region 2        Region 3         Region 4         Region 5            Total
                              -----------      -----------      -----------      -----------      -----------      -----------

Patient revenue, net          $    20,264      $     9,966      $     7,486      $    11,976      $     4,478      $    54,170
Total operating expenses           15,902            7,866            6,243           10,287            3,410           43,708
                              -----------      -----------      -----------      -----------      -----------      -----------
Segment contribution                4,362            2,100            1,243            1,689            1,068           10,462
Contribution margin                    22%              21%              17%              14%              24%              19%
Depreciation and
     amortization expense             888              528              395              495              425            2,731
Interest expense, net                   5               57                2                6               20               90
Segment profit                      3,469            1,515              846            1,188              623            7,641



                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                             (Dollars in thousands)

                               Region 1        Region 2        Region 3        Region 4        Region 5          Total
                              ----------      ----------      ----------      ----------      ----------      ----------

Patient revenue, net          $   18,677      $    9,282      $    7,320      $   11,705      $    4,486      $   51,470
Total operating expenses          15,159           7,385           6,065           9,917           3,622          42,148
                              ----------      ----------      ----------      ----------      ----------      ----------
Segment contribution               3,518           1,897           1,255           1,788             864           9,322
Contribution margin                   19%             20%             17%             15%             19%             18%
Depreciation and
     amortization expense            949             530             374             408             360           2,621
Interest expense, net                 13              16              --               8              37              74
Segment profit                     2,556           1,351             881           1,372             467           6,627


Reconciliation of Profit (in thousands)              Three Months Ended June 30,
                                                    -----------------------------
                                                        2000             1999
                                                    ------------     ------------

Segment profit                                      $      7,641     $      6,627
Unallocated amounts:
Corporate operating expenses                               2,840            2,773
Corporate depreciation and amortization expense               26               34
Corporate interest expense, net                            2,474            1,832
Minority interest in consolidated subsidiaries                81              137
                                                    ------------     ------------
Income before income taxes                          $      2,220     $      1,851
                                                    ============     ============

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (Dollars in thousands)


                               Region 1       Region 2     Region 3      Region 4      Region 5        Total
                              -----------   -----------   -----------   -----------   -----------   -----------

Patient revenue, net          $    41,682   $    19,668   $    15,038   $    24,226   $     8,578   $   109,192
Total operating expenses           32,379        15,694        12,558        20,554         6,936        88,121
                              -----------   -----------   -----------   -----------   -----------   -----------
Segment contribution                9,303         3,974         2,480         3,672         1,642        21,071
Contribution margin                    22%           20%           16%           15%           19%           19%
Depreciation and
     amortization expense           1,790         1,050           782           967           849         5,438
Interest expense, net                   8            97             3            13            34           155
Segment profit                      7,505         2,827         1,695         2,692           759        15,478


                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                             (Dollars in thousands)

                               Region 1          Region 2         Region 3        Region 4          Region 5          Total
                              -----------      -----------      -----------      -----------      -----------      -----------

Patient revenue, net          $    37,049      $    17,881      $    14,521      $    22,669      $     8,805      $   100,925
Total operating expenses           30,303           14,716           12,242           19,420            7,373           84,054
                              -----------      -----------      -----------      -----------      -----------      -----------
Segment contribution                6,746            3,165            2,279            3,249            1,432           16,871
Contribution margin                    18%              18%              16%              14%              16%              17%
Depreciation and
     amortization expense           1,892            1,040              716              803              693            5,144
Interest expense, net                  24               42               --               18               71              155
Segment profit                      4,830            2,083            1,563            2,428              668           11,572


Reconciliation of Profit (in thousands)             Six Months Ended June 30,
                                                    -------------------------
                                                       2000           1999
                                                    ----------     ----------

Segment profit                                      $   15,478     $   11,572
Unallocated amounts:
Corporate operating expenses                             5,411          4,942
Corporate depreciation and amortization expense             33             73
Corporate interest expense, net                          4,990          3,529
Minority interest in consolidated subsidiaries             169            170
                                                    ----------     ----------
Income before income taxes                          $    4,875     $    2,858
                                                    ==========     ==========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements under "Liquidity and Capital Resources" regarding the availability of cash from operations to fund core operations, interest expense, nonrecurring and contingency payments and obligations under the Company's short-term debt, statements regarding amounts anticipated to be due under the Company's short-term note at future points in time, statements regarding the sufficiency of cash in the third and fourth quarters of 2000 and first half of 2001, statements regarding the extension or replacement of the Company's current credit facility, statements regarding the possible issuance of debt or equity securities, statements concerning a possible sale of the Company and related activities, statements regarding alternative financing strategies, and statements regarding availability of additional sources of liquidity and of any failure to raise necessary funding. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, risks associated with availability and consummation of financing or strategic transactions, risks associated with liquidity and cash flow shortfalls, risks associated with implementation of strategic initiatives, risks associated with integration of acquired companies, risks associated with the change of status or departure of key management personnel, risks associated with the constantly changing health care environment, the pace of development and acquisition activity, the reimbursement rates for dental services, and other risks detailed in the Company's Securities and Exchange Commission filings. These and other risk factors are listed in the Company's Form 10-K for the year ended December 31, 1999 as filed with the U.S. Securities and Exchange Commission.

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


                                    2000 (1)       1999          1998          1997         1996
                                   --------      --------      --------      --------     --------
Offices at beginning of period          190           192            99            53           12
De novo offices                           1            --             7             7            2
Acquired offices                         --             7            88            39           39
Closed offices                           (1)           (9)           (2)           --           --
                                   --------      --------      --------      --------     --------
Offices at end of period                190           190           192            99           53
                                   ========      ========      ========      ========     ========
(1) Through June 30, 2000

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Patient revenue, net. Revenue increased to $54.2 million for the three months ended June 30, 2000 from $51.5 million for the three months ended June 30, 1999, an increase of $2.7 million, or 5.2%. This increase resulted primarily from same store revenue growth generated by the successful implementation of revenue enhancement initiatives in 2000 including patient focused marketing programs and the expansion or relocation of twenty-six existing Dental Offices and to a lesser extent the opening of one de novo Dental Office.

         Fee-for-service revenue (i.e., revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) remained constant at $31.1 million for the three months ended June 30, 2000 and 1999, respectively. Managed dental care revenue (i.e., revenue from capitated managed dental care plans, including capitation payments and patient co-payments) increased to $23.1 million for the three months ended June 30, 2000 from $20.4 million for the three months ended June 30, 1999, an increase of $2.7 million, or 13.4%. This increase resulted primarily from same store revenue growth generated by the successful implementation of revenue enhancement initiatives in 2000 including patient focused marketing programs and the expansion or relocation of twenty-six existing Dental Offices and to a lesser extent the opening of one de novo Dental Office. As a percentage of Revenue, fee-for-service revenue decreased to 57.4% from 60.4% for the three months ended June 30, 2000 and 1999, respectively.

         Provider salaries and benefits. Provider salaries and benefits expense increased to $18.1 million for the three months ended June 30, 2000 from $17.2 million for the three months ended June 30, 1999, an increase of $867,000, or 5.0%. This increase resulted primarily from increased dentist and hygienist compensation due to a higher level of production at the Dental Offices and to a lesser extent the opening of one de novo Dental Office and the expansion or relocation of twenty-six existing Dental Offices. As a percent of Revenue, provider salaries and benefits expense remained constant at 33.4% for the three months ended June 30, 2000 and 1999, respectively.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense increased to $13.8 million for the three months ended June 30, 2000 from $13.4 million for the three months ended June 30, 1999, an increase of $466,000, or 3.5%. This increase resulted primarily from the opening of one de novo Dental Office and the expansion or relocation of twenty-six existing Dental Offices. As a percent of Revenue, clinical and other salaries and benefits expense decreased to 25.6% from 26.0% for the three months ended June 30, 2000 and 1999, respectively. This decrease was due principally to the leveraging of constant salaries and benefits expense against increased revenue.

         Dental supplies. Dental supplies expense remained constant at $2.6 million for the three months ended June 30, 2000 and 1999, respectively. A higher level of production at the Dental Offices, the opening of one de novo Dental Office and the expansion or relocation of twenty-six existing Dental Offices was offset by the leveraging of national supply contracts. As a percent of Revenue, dental supplies expense decreased to 4.7% from 5.0% for the three months ended June 30, 2000 and

1999, respectively. This decrease was due principally to the leveraging of national supply contracts.

         Laboratory fees. Laboratory fee expense increased to $2.6 million for the three months ended June 30, 2000 from $2.2 million for the three months ended June 30, 1999, an increase of $412,000, or 18.6%. This increase resulted primarily from increased production at the Dental Offices and an increase in material costs used in the production of crowns and to a lesser extent the opening of one de novo Dental Office and the expansion or relocation of twenty-six existing Dental Offices. As a percent of Revenue, laboratory fee expense increased to 4.8% from 4.3% for the three months ended June 30, 2000 and 1999, respectively. This increase was due principally to the increase in material costs used in the production of crowns.

         Occupancy. Occupancy expense remained constant at $2.5 million for the three months ended June 30, 2000 and 1999, respectively. The expense associated with the opening of one de novo Dental Office and the expansion or relocation of twenty-six existing Dental Offices was offset by two Dental Office closures since the end of the second quarter of 1999. As a percent of Revenue, occupancy expense decreased slightly to 4.7% from 4.8% for the three months ended June 30, 2000 and 1999, respectively.

         Advertising. Advertising expense decreased to $578,000 for the three months ended June 30, 2000 from $864,000 for the three months ended June 30, 1999, a decrease of $286,000, or 33.1%. This decrease resulted primarily from cost control initiatives implemented in 1999 that included the use of lower cost advertising. A greater emphasis was placed on direct mailings and other types of print advertising as opposed to the more expensive television and radio advertising. As a percent of Revenue, advertising expense decreased to 1.1% from 1.7% for the three months ended June 30, 2000 and 1999, respectively. This decrease resulted from the use of lower cost advertising and the leveraging of advertising expense against increased revenue.

         Other operating expenses. Other operating expenses decreased to $5.9 million for the three months ended June 30, 2000 from $6.2 million for the three months ended June 30, 1999, a decrease of $317,000, or 5.1%. This decrease resulted primarily from cost control initiatives implemented in 1999 offset by the opening of one de novo Dental Office and the expansion or relocation of twenty-six existing Dental Offices. As a percent of Revenue, other operating expenses decreased to 10.8% from 12.0% for the three months ended June 30, 2000 and 1999, respectively. This decrease resulted from the cost control initiatives implemented in 1999 and the leveraging of other operating expenses against increased revenue.

         Strategic alternative costs. Strategic alternative costs were $473,000 for the three months ended June 30, 2000 resulting from efforts to explore strategic alternatives in order to expand the Company's growth opportunities and maximize shareholder value. These alternatives include potential strategic transactions, such as the possible sale or merger of the Company. There can be no assurances that any actions taken by the Company will result in any transaction or as to the value that any such transaction might have.

         Depreciation and amortization. Depreciation and amortization expense increased to $2.8 million for the three months ended June 30, 2000 from $2.7 million for the three months ended June 30, 1999, an increase of $101,000, or 3.8%. This slight increase resulted primarily from additional depreciation expense on fixed assets purchased to facilitate the opening of one de novo Dental Office and the expansion or relocation of twenty-six existing Dental Offices.

         Operating income. Operating income increased to $4.9 million for the three months ended June 30, 2000 from $3.9 million for the three months ended June 30, 1999, an increase of $972,000, or 25.0%. This increase resulted primarily from increased revenue at the Dental Offices due to the implementation of revenue initiatives in 2000 and certain cost control initiatives implemented in 1999. As a percent of Revenue, operating income increased to 9.0% from 7.6% for the three months ended June 30, 2000 and 1999, respectively. This increase was due principally to increased Revenue and margin improvement in clinical and other salaries and benefits expense, dental supplies expense, occupancy expense, advertising expense, other operating expenses and depreciation and amortization expense offset by higher laboratory fee expense as a percent of Revenue.

         Interest expense, net. Interest expense, net increased to $2.6 million for the three months ended June 30, 2000 from $1.9 million for the three months ended June 30, 1999, an increase of $658,000, or 34.5%. This increase is attributable to the higher average outstanding debt balances and higher interest rates for the three months ended June 30, 2000 and 1999, respectively. The Company has a Credit Facility (the "Credit Facility") with a bank syndicate. Average debt outstanding under the Credit Facility totaled $82.2 million for the three months ended June 30, 2000 compared to average debt outstanding of $80.3 million for the three months ended June 30, 1999.

         Minority interest in consolidated subsidiaries. Minority interest in consolidated subsidiaries expense decreased to $81,000 for the three months ended June 30, 2000 from $137,000 for the three months ended June 30, 1999, a decrease of $56,000, or 40.1%. This decrease resulted from lower net income in markets that are not wholly owned by the Company for the three months ended June 30, 2000 and 1999, respectively. The minority ownership percentages in these markets range from 6.25% to 50%. These markets are located in Indiana, Texas, New Mexico, Georgia, Pennsylvania and New Jersey.

         Income taxes. Income tax expense increased to $1.0 million for the three months ended June 30, 2000 from $726,000 for the three months ended June 30, 1999, an increase of $276,000, or 38.0%. This increase resulted from higher income before income taxes, which increased to $2.2 million for the three months ended June 30, 2000 from $1.9 million for the three months ended June 30, 1999, an increase of $369,000, or 19.9% and a higher effective tax rate in 2000 due primarily to the impact of goodwill amortization that is not tax deductible.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Patient revenue, net. Revenue increased to $109.2 million for the six months ended June 30, 2000 from $100.9 million for the six months ended June 30, 1999, an increase of $8.3 million, or 8.2%. This increase resulted primarily from same store revenue growth generated by the successful implementation of revenue enhancement initiatives in 2000 including patient focused marketing programs and the expansion or relocation of twenty-six existing Dental Offices and to a lesser extent the opening of one de novo Dental Office.

         Fee-for-service revenue (i.e., revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased to $63.6 million for the six months ended June 30, 2000 from $61.6 million for the six months ended June 30,1999, an increase of $2.0 million, or 3.2%. This increase resulted primarily from same store revenue growth generated by the successful implementation of revenue enhancement initiatives in 2000 including patient focused marketing programs and the expansion or relocation of twenty-six existing Dental Offices and to a lesser extent the opening of one de novo Dental Office. Managed dental care revenue (i.e., revenue from capitated managed dental care plans, including capitation payments and patient co-payments) increased to $45.6 million for the six months ended June 30, 2000 from $39.3 million for the six months ended June 30, 1999, an increase of $6.3 million, or 16.0%. This increase resulted primarily from same store revenue growth generated by the successful implementation of revenue enhancement initiatives in 2000 including patient focused marketing programs and the expansion or relocation of twenty-six existing Dental Offices and to a lesser extent the opening of one de novo Dental Office. As a percentage of Revenue, fee-for-service revenue decreased to 58.3% from 61.1% for the six months ended June 30, 2000 and 1999, respectively.

         Provider salaries and benefits. Provider salaries and benefits expense increased to $36.0 million for the six months ended June 30, 2000 from $33.4 million for the six months ended June 30, 1999, an increase of $2.6 million, or 7.9%. This increase resulted primarily from increased dentist and hygienist compensation due to a higher level of production at the Dental Offices and to a lesser extent the opening of one de novo Dental Office and the expansion or relocation of twenty-six existing Dental Offices. As a percent of Revenue, provider salaries and benefits expense decreased slightly to 33.0% from 33.1% for the six months ended June 30, 2000 and 1999, respectively.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense increased to $27.4 million for the six months ended June 30, 2000 from $26.4 million for the six months ended June 30, 1999, an increase of $996,000, or 3.8%. This increase resulted primarily from the opening of one de novo Dental Office and the expansion or relocation of twenty-six existing Dental Offices. As a percent of Revenue, clinical and other salaries and benefits expense decreased to 25.1% from 26.2% for the six months ended June 30, 2000 and 1999, respectively. This decrease was due principally to the leveraging of constant salaries and benefits expense against increased revenue.

         Dental supplies. Dental supplies expense increased to $5.5 million for the six months ended June 30, 2000 from $5.2 million for the six months ended June 30, 1999, an increase of $299,000, or 5.7%. This increase resulted primarily from a higher level of production at the Dental Offices and to a lesser extent the opening of one de novo Dental Office and the expansion or relocation of twenty-six existing Dental Offices. These increases were partially offset by the leveraging of national supply contracts. As a percent of Revenue, dental supplies expense decreased slightly to 5.1% from 5.2% for the six months ended June 30, 2000 and 1999, respectively.

         Laboratory fees. Laboratory fee expense increased to $5.5 million for the six months ended June 30, 2000 from $4.5 million for the six months ended June 30, 1999, an increase of $957,000, or 21.1%. This increase resulted primarily from increased production at the Dental Offices and an increase in material costs used in the production of crowns and to a lesser extent the opening of one de novo Dental Office and the expansion or relocation of twenty-six existing Dental Offices. As a percent of Revenue, laboratory fee expense increased to 5.0% from 4.5% for the six months ended June 30, 2000 and 1999, respectively. This increase was due principally to the increase in material costs used in the production of crowns.

         Occupancy. Occupancy expense remained constant at $5.1 million for the six months ended June 30, 2000 and 1999, respectively. The expense associated with the opening of one de novo Dental Office and the expansion or relocation of twenty-six existing Dental Offices was offset by two Dental Office closures since the end of the second quarter of 1999. As a percent of Revenue, occupancy expense decreased to 4.7% from 5.0% for the six months ended June 30, 2000 and 1999, respectively. This decrease was due principally to the leveraging of constant occupancy expense against increased revenue.

         Advertising. Advertising expense decreased to $1.2 million for the six months ended June 30, 2000 from $1.6 million for the six months ended June 30, 1999, a decrease of $349,000, or 21.9%. This decrease resulted primarily from cost control initiatives implemented in 1999 that included the use of lower cost advertising. A greater emphasis was placed on direct mailings and other types of print advertising as opposed to the more expensive television and radio advertising. As a percent of Revenue, advertising expense decreased to 1.1% from 1.6% for the six months ended June 30, 2000 and 1999, respectively. This decrease resulted from the use of lower cost advertising and the leveraging of advertising expense against increased revenue.

         Other operating expenses. Other operating expenses decreased to $12.3 million for the six months ended June 30, 2000 from $12.8 million for the six months ended June 30, 1999, a decrease of $506,000, or 4.0%. This decrease resulted primarily from cost control initiatives implemented in 1999 offset by the opening of one de novo Dental Office and the expansion or relocation of twenty-six existing Dental Offices. As a percent of Revenue, other operating expenses decreased to 11.2% from 12.6% for the six months ended June 30, 2000 and 1999, respectively. This decrease resulted from the cost control initiatives implemented in 1999 and the leveraging of other operating expenses against increased revenue.

         Strategic alternative costs. Strategic alternative costs were $473,000 for the six months ended June 30, 2000 resulting from efforts to explore strategic alternatives in order to expand the Company's growth opportunities and maximize shareholder value. These alternatives include potential strategic transactions, such as the possible sale or merger of the Company. There can be no assurances that any actions taken by the Company will result in any transaction or as to the value that any such transaction might have.

         Depreciation and amortization. Depreciation and amortization expense increased to $5.5 million for the six months ended June 30, 2000 from $5.2 million for the six months ended June 30, 1999, an increase of $254,000, or 4.9%. This slight increase resulted primarily from additional depreciation expense on fixed assets purchased to facilitate the opening of one de novo Dental Office and the expansion or relocation of twenty-six existing Dental Offices.

         Operating income. Operating income increased to $10.2 million for the six months ended June 30, 2000 from $6.7 million for the six months ended June 30, 1999, an increase of $3.5 million, or 51.8%. This increase resulted primarily from increased revenue at the Dental Offices due to the implementation of revenue initiatives in 2000 and certain cost control initiatives implemented in 1999. As a percent of Revenue, operating income increased to 9.3% from 6.6% for the six months ended June 30, 2000 and 1999, respectively. This increase was due principally to increased Revenue and margin improvement in provider salaries and benefits expense, clinical and other salaries and benefits expense, dental supplies expense, occupancy expense, advertising expense, other operating expenses and depreciation and amortization expense offset by higher laboratory fee expense as a percent of Revenue.

         Interest expense, net. Interest expense, net increased to $5.1 million for the six months ended June 30, 2000 from $3.7 million for the six months ended June 30, 1999, an increase of $1.4 million, or 39.7%. This increase is attributable to the higher average outstanding debt balances and higher interest rates for the six months ended June 30, 2000 and 1999, respectively. Average debt outstanding under the Company's Credit Facility totaled $82.4 million for the six months ended June 30, 2000 compared to average debt outstanding of $76.6 million for the six months ended June 30, 1999.

         Minority interest in consolidated subsidiaries. Minority interest in consolidated subsidiaries expense decreased to $169,000 for the six months ended June 30, 2000 from $170,000 for the six months ended June 30, 1999, a decrease of $1,000, or 0.6%. This slight decrease resulted from lower net income in markets that are not wholly owned by the Company for the six months ended June 30, 2000 and 1999, respectively.

         Income taxes. Income tax expense increased to $2.2 million for the six months ended June 30, 2000 from $1.1 million for the six months ended June 30, 1999, an increase of $1.1 million, or 96.2%. This increase resulted from higher income before income taxes, which increased to $4.9 million for the six months ended June 30, 2000 from $2.9 million for the six months ended June 30, 1999, an increase of $2.0 million, or 70.6% and a higher effective tax rate in 2000 due primarily to the impact of goodwill amortization that is not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had a $78.8 million working capital deficit, representing an increase of $70.0 million from the working capital deficit of $8.8 million at December 31, 1999. This working capital deficit was due principally to the reclassification of $75.0 million in notes payable due June 30, 2001 under the Credit Facility from long-term to current liabilities. The Company has not pursued a restructuring of the $75.0 million Credit Facility pending the conclusion of the exploration of strategic alternatives. Current liabilities also consisted of $2.0 million in accounts payable, $10.9 million in accrued liabilities, $5.6 million in amounts payable to dental group practices as consideration for accounts receivable acquired from such group practices and $9.0 million in current maturities of additional notes payable and capital lease obligations. Current liabilities were offset by current assets of $23.7 million, consisting of $3.9 million in cash and cash equivalents, $18.1 million in accounts receivable, net of allowances and prepaid expenses of $1.7 million. The Company's principal sources of liquidity as of June 30, 2000 consisted of cash and cash equivalents, net accounts receivable and borrowing capacity under the Credit Facility. There can be no assurance the Company's working capital deficit will not continue in the future, particularly if additional indebtedness requires current amortization of principal.

         For the six months ended June 30, 2000 and 1999, cash provided by operations was $8.5 million and $2.8 million, respectively.

         Cash used in investing activities was $7.0 million for the six months ended June 30, 2000 and $10.5 million for the six months ended June 30, 1999. In the six months ended June 30, 2000, $4.5 million was utilized to meet contingent payments for acquisitions completed in prior periods, $700,000 was used to purchase 79% of a dental insurance plan and $1.8 million was invested in the purchase of additional property and equipment. In the six months ended June 30, 1999, $7.7 million was utilized for acquisitions and to meet contingent payments for acquisitions completed in prior periods and $2.8 million was invested in the purchase of additional property and equipment.

         For the six months ended June 30, 2000, cash used in financing activities was $1.5 million primarily comprised of the repayment of $3.8 million in outstanding debt offset by $2.4 million in net borrowings. For the six months ended June 30, 1999, cash provided by financing activities was $11.6 million primarily comprised of $15.7 million in net borrowings offset by the repayment of $3.5 million in outstanding debt and debt issue costs of $331,000.

         The Company has a $75.0 million Credit Facility with a bank syndicate, which expires June 30, 2001. Additionally, the Company has a $10.0 million short-term note with members of the same syndicate, which expires December 15, 2000. Under the combined facilities, the Company may borrow up to $85.0 million. At June 30, 2000 the Company had $81.5 million outstanding under the facilities and remaining availability of $3.5 million. The amounts outstanding under the Credit Facility bear interest at variable rates which are based upon either the lender's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Facility. The Credit Facility prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions without bank approval, and requires the Company to maintain certain financial ratios on an ongoing basis. The Credit Facility is secured by pledges of all of the outstanding capital stock of, or other equity interests in, the Company's subsidiaries, and a lien on substantially all of the assets of the Company.

         During 1999, the Company amended its loan agreement associated with the Credit Facility. Changes made in the amendment included, but were not limited to, modifications of certain defined terms and financial ratios, additions of newly defined terms, limitations on capital expenditures, modifications to the definition of Events of Default and the requirement of prior bank approval for consolidations, mergers, acquisitions, and sales of assets. The methodology by which the Company's borrowing rates are determined was also adjusted as part of the amendment. In conjunction with this amendment, the bank syndicate received contingency compensation in the form of warrants of the Company representing 3% of the fully diluted outstanding common shares of the Company at the time of agreement, subject to anti-dilution provisions, for an exercise price of $0.01 per share. At June 30, 2000, all of these warrants were vested totaling 394,721 shares.

         In June 2000, the Company further amended its loan agreement to accommodate the current exploration of strategic alternatives and to extend the maturity date of the $10.0 million short-term note to December 15, 2000. The Company again amended its loan agreement in August 2000. In accordance with the terms of the amended loan agreement, the lenders have provided that the period of time during which the Company will not be in default under the Credit Facility will expire on September 1, 2000, unless the Company satisfies the conditions and agreements contained in the amended loan agreement. In the event that such conditions and agreements are not satisfied by such date, management anticipates that it would enter into discussions with its lenders to seek additional time to complete its process of exploring strategic alternatives, including the possible sale or merger of the Company.

         The Company believes that cash generated from operations and borrowings under its credit facilities will be sufficient to fund its cash requirements in the third quarter of 2000. Though the Company does expect to generate sufficient cash in the fourth quarter to fund operations, it does not expect to generate sufficient cash from operations to repay its obligations under its short-term note due December 15, 2000, which the Company expects will exceed $5.0 million at that time. Failure to make the required principal payment would constitute a default under the Credit Facility.

         As of June 30, 2000, the Company is in compliance with the terms of the Credit Facility. There can be no assurance that the Company will maintain the ratios as required by the loan agreement. The failure to maintain these ratios could adversely affect the Company's operations in future periods.

         Moreover, the Credit Facility expires by its terms on June 30, 2001 and all of the Company's debt thereunder will then be due. The Company will not generate sufficient cash flow by June 30, 2001 to repay all of its debt under the Credit Facility. The Company will need to obtain an extension of the Credit Facility or to replace the Credit Facility to avoid defaulting. Failure to extend or replace the Credit Facility could result in foreclosure on the Company's assets. There can be no assurance that the Company will be able to extend or replace the Credit Facility.

         In order to meet its short-term and long-term liquidity needs, the Company may issue additional equity and debt securities, subject to market and other conditions. In addition, the Company is also in discussions with potential acquirors in order to determine if a sale of the Company would be more beneficial to the Company's stockholders than raising additional capital to meet its liquidity needs. There can be no assurance that any such sale will be available on terms acceptable to the Company. In the event a sale transaction is not consummated, the Company would pursue the issuance of debt securities and has signed an engagement letter with an investment bank to pursue the issuance of these securities. Although there can be no assurance that this financing will be available on terms acceptable to the Company, the Company believes that given its current financial performance additional sources of liquidity such as bank and private placement financing will be available in the foreseeable future. These sources of financing are available at rates that would increase the Company's interest obligations. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's operations in future periods.

         The Company enters into interest rate swap agreements to manage its interest rate exposure. Interest rate swaps are agreements to exchange interest rate payment streams based on a notional principle amount. Company policy requires settlement accounting principles for interest rate swaps in which net interest rate differentials to be paid or received are recorded currently as adjustments to interest expense. Transactions involving such agreements did not have a material effect to the financial statements for the three and six months ended June 30, 2000 and 1999, respectively.

                          PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                  On or about April 26, 1999, the Company was served with a putative class action complaint against the Company and certain of its officers and directors, captioned Robert O. Neibert, et al. v. Monarch Dental Corporation, Warren F. Melamed, Gary W. Cage and Roger B. Kafker. The class action complaint, which was filed in the United States District Court for the Northern District of Texas (the "District Court"), alleges that the Company and certain of its officers and directors violated the federal securities laws by making material misrepresentations and omissions in certain public disclosures during the period between February 24, 1998 and December 22, 1998. Following the announcement of the filing of this class action lawsuit, the Company was served with two similar putative class actions in the District Court, which encompass the same class period and cover almost identical allegations. On May 24, 1999, the District Court consolidated these three class action complaints into a single action. The Company was subsequently served on September 10, 1999 with a consolidated amended class action complaint which contained substantially the same allegations as were encompassed in the prior separate class action complaints. The Company and all of the defendants named in the amended class action complaint filed motions to dismiss all of the claims set forth in the complaint in October 1999.

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

                  The Stipulation was submitted to the Court and preliminarily approved on April 7, 2000. In the Stipulation, the parties requested that (i) the District Court certify, for purposes of settlement, a class of all persons (exclusive of Defendants and their affiliates) who purchased or otherwise acquired shares of the Company during the period between February 24, 1998 and December 22, 1998, and their successors in interest and transferees, immediate and remote (the "Class"); (ii) that the District Court finally approve the settlement, including the release of all claims by Class members against the Defendants; and (iii) that the District Court enter final judgment dismissing with prejudice all claims of the plaintiffs and the Class against the Defendants.

                  As part of the settlement, the Company has paid $3.5 million into a settlement fund which will, among other things, be used to pay authorized members of the Class. The entire settlement amount has been funded by the Company's directors and officers liability insurance carrier. No cash contribution was required of the Company or any of the other defendants.

                  Between preliminary approval and final approval, plaintiffs' counsel sent notice of the settlement to the Class. The District Court considered and granted a request for final approval of the settlement at a hearing on June 19, 2000. At that time, the releases running to the Company and the individual defendants became effective.

                  On or about September 8, 1999, the Company filed a cause of action entitled Midwest Dental Management, Inc. and Monarch Dental Corporation v. David L. Hehli, DDS; Cause No. 99CV477, in the Circuit Court of Eau Claire County, Wisconsin. The Company sued Dr. Hehli for breach of contract among other claims and sought injunctive relief and damages; Dr. Hehli counterclaimed for breach of contract and sought an unspecified amount of damages. On or about January 17, 2000, the Company was served with a complaint against Midwest Dental Management, Inc. captioned Midwest Dental Plan, Ltd. v. Midwest Dental Management, Inc., et al.; Cause No. 00-CV-6, which was filed in the Circuit Court of Buffalo County,

         Wisconsin. The Plaintiff was seeking damages in an unspecified amount and termination of an administrative services agreement between Plaintiff and Midwest Dental Management, Inc. The parties settled these disputes in May 2000 and all pending litigation has been dismissed. The terms of the settlement include the purchase by the Company of 79% of the issued and outstanding stock of Midwest Dental Plan, Ltd.

                  In addition to the matters discussed above, the Company is engaged in various legal proceedings incidental to its business activities. Management does not believe the resolution of such matters will have a material adverse effect on the Company's financial position, results of operations or liquidity.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable.

         (b)      Not applicable.

         (c) In January 2000, pursuant to a Stock Option Agreement, the Company granted options to purchase 5,000 shares of Common Stock to a seller of an affiliated dental practice in partial consideration of a legal settlement in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                  In April 2000, pursuant to a Stock Purchase Agreement, the Company issued 10,432 shares of Common Stock to various affiliated dentists as consideration for achieving specified financial performance goals in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

                  In May 2000, pursuant to a Stock Option Agreement, the Company granted options to purchase 25,000 shares of Common Stock at an exercise price of $2.4375 per share to its Chief Financial Officer in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

           At the Annual Meeting of Shareholders of the Company held on May 9, 2000, the shareholders of the Company approved the election of Gary
           W. Cage and Glenn E. Hemmerle, the Board of Directors' nominees, as Class III Directors of the Company to hold office until the 2003 Annual Meeting of Shareholders and until their successors are duly elected and qualified. No other nominations were made. The total number of votes cast for the election of the Class III Directors was 10,573,557. Set forth below is a tabulation of the vote:


                                                              Votes For         Votes Withheld
                                                              ---------         --------------

                           Gary W. Cage                       10,460,165              113,392

                           Glenn E. Hemmerle                  10,471,165              102,392

           There were no broker non-votes on this matter.

           At the Annual Meeting of Shareholders of the Company held on May 9, 2000, the shareholders of the Company approved the amendment to the Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan") to increase the number of shares of Common Stock available for issuance under the Purchase Plan from 250,000 to 500,000. No other amendments were made. The total number of votes cast for the amendment to the Purchase Plan was 10,573,557. Set forth below is a tabulation of the vote:


                                                              Votes For        Votes Against     Votes Abstain
                                                              ---------        -------------     -------------

                           Amendment to Purchase Plan        10,344,078           207,405             22,074

           There were no broker non-votes on this matter.

ITEM 5.    OTHER INFORMATION

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS FILED ON FORM 8-K

           (a)  Exhibits.

                  10.1 Amended and Restated Employment Agreement dated as of January 1, 2000 by and between Monarch Dental Corporation and Gary W. Cage

                  10.2 Amended and Restated Employment Agreement dated as of May 26, 2000 by and between Monarch Dental Corporation and Lisa Corbett Peterson

                  10.3 Indemnification Agreement dated as of May 8, 2000 by and between Monarch Dental Corporation and Lisa K. Peterson

                  10.4 Third Amendment to Second Amended and Restated Loan Agreement dated June 30, 2000 by and among Monarch Dental Corporation, Bank of America, N.A. and Other Entities Designated Herein

                  10.5 Fourth Amendment to Second Amended and Restated Loan Agreement dated August 11, 2000 by and among Monarch Dental Corporation, Bank of America, N.A. and Other Entities Designated Herein

                  11       Statement re: Computation of per share earnings

                  27       Financial Data Schedules

           (b)  Reports on Form 8-K.

                  Not applicable.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  MONARCH DENTAL CORPORATION



Date:  August 14, 2000                            By:  /s/ Gary W. Cage
                                                       -------------------------
                                                       Gary W. Cage
                                                       Chief Executive Officer


Date:  August 14, 2000                            By:  /s/ Lisa K. Peterson
                                                       -------------------------
                                                       Lisa K. Peterson
                                                       Chief Financial Officer

                                 EXHIBIT INDEX



        EXHIBIT
        NUMBER    DESCRIPTION
        ------    -----------
         10.1     Amended and Restated Employment Agreement dated as of January
                  1, 2000 by and between Monarch Dental Corporation and Gary W.
                  Cage

         10.2     Amended and Restated Employment Agreement dated as of May 26,
                  2000 by and between Monarch Dental Corporation and Lisa
                  Corbett Peterson

         10.3 Indemnification Agreement dated as of May 8, 2000 by and between Monarch Dental Corporation and Lisa K. Peterson

         10.4 Third Amendment to Second Amended and Restated Loan Agreement dated June 30, 2000 by and among Monarch Dental Corporation,
                  Bank of America, N.A. and Other Entities Designated Herein

         10.5     Fourth Amendment to Second Amended and Restated Loan
                  Agreement dated August 11, 2000 by and among Monarch
                  Dental Corporation, Bank of America, N.A. and Other
                  Entities Designated Herein

         11       Statement re: Computation of per share earnings

         27       Financial Data Schedules