Form 10-Q
period 2000-09-30
MONARCH DENTAL CORP
filed 2000-11-14
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                           Yes  [X]    No  [ ]

Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

            Class                             Outstanding as of November 13, 2000
   ----------------------------               -----------------------------------
   Common Stock, $.01 par value                        12,904,922

                           MONARCH DENTAL CORPORATION


                                      INDEX

                                                                                                Page No.
Part I.  Financial Information

         Item 1.  Report of Independent Public Accountants                                         3

         Item 2.  Consolidated Financial Statements                                                4

         Item 3.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                        14


Part II. Other Information

         Item 1.  Legal Proceedings                                                                22

         Item 6.  Exhibits and Reports Filed on Form 8-K                                           22

Signatures                                                                                         23

Exhibit Index                                                                                      24

                          PART I. FINANCIAL INFORMATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
Monarch Dental Corporation:



We have reviewed the accompanying consolidated balance sheet of Monarch Dental Corporation (a Delaware corporation) and subsidiaries as of September 30, 2000 and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


                                             ARTHUR ANDERSEN LLP

Dallas, Texas
  November 7, 2000

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                           September 30,        December 31,
                                                                                                2000                1999
                                                                                           --------------       ------------
                                                                                            (Unaudited)
                                                            ASSETS
Current assets:
   Cash and cash equivalents                                                                $  3,585,715        $  3,921,193
   Accounts receivable, net of allowances of approximately $11,680,000
        and $12,678,000, respectively                                                         17,950,683          17,408,886
   Prepaid expenses                                                                            1,942,070           1,647,897
   Income tax receivable                                                                         277,242             426,970
                                                                                            ------------        ------------
        Total current assets                                                                  23,755,710          23,404,946
Property and equipment, net of accumulated depreciation of approximately $18,417,000
    and $14,363,000, respectively                                                             17,627,680          19,071,714
Goodwill, net of accumulated amortization of approximately $14,019,000 and
    $9,938,000, respectively                                                                 129,975,042         132,459,266
Deferred tax asset                                                                                    --             340,999
Other assets                                                                                   3,724,024           3,666,642
                                                                                            ------------        ------------
       Total assets                                                                         $175,082,456        $178,943,567
                                                                                            ============        ============
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                         $  1,923,759        $  2,028,804
   Accrued payroll                                                                             3,415,076           4,231,751
   Accrued liabilities                                                                         6,462,436          10,862,474
   Accrued restructuring charges                                                                 373,542             808,975
   Payable to affiliated dental group practices                                                5,600,897           4,755,666
   Current maturities of notes payable and capital lease obligations                          81,741,570           9,539,775
                                                                                            ------------        ------------
        Total current liabilities                                                             99,517,280          32,227,445
Deferred tax liability                                                                           478,031                  --
Notes payable                                                                                    651,637          76,728,008
Capital lease obligations                                                                        432,487             455,240
Other liabilities                                                                              2,804,133           2,849,602
                                                                                            ------------        ------------
        Total liabilities                                                                    103,883,568         112,260,295
Minority interest in consolidated subsidiaries                                                   682,768              88,818
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value, 2,000,000 shares authorized; no shares issued or
     outstanding                                                                                      --                  --
   Common Stock, $.01 par value, 50,000,000 shares authorized; 12,904,922 and
     12,724,886 shares issued and outstanding, respectively                                      129,049             127,249
   Common Stock to be issued                                                                   1,196,495             100,000
   Additional paid-in capital                                                                 66,178,558          65,882,409
   Retained earnings                                                                           3,012,018             484,796
                                                                                            ------------        ------------
        Total stockholders' equity                                                            70,516,120          66,594,454
                                                                                            ------------        ------------
        Total liabilities and stockholders' equity                                          $175,082,456        $178,943,567
                                                                                            ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------    -------------------------------
                                                               2000               1999            2000              1999
                                                          -------------      -------------    ------------     --------------
Patient revenue, net                                       $ 51,979,324      $ 51,196,448     $161,171,740     $152,121,017
Operating expenses:
    Provider salaries and benefits                           17,410,595        16,791,628       53,416,208       50,168,813
    Clinical and other salaries and benefits                 13,819,107        13,310,514       41,248,405       39,744,054
    Dental supplies                                           2,423,296         2,431,629        7,951,386        7,660,966
    Laboratory fees                                           2,824,855         2,793,745        8,311,511        7,323,771
    Occupancy                                                 2,608,613         2,577,167        7,715,675        7,646,520
    Advertising                                                 758,430           838,148        2,004,007        2,432,241
    Other operating expenses                                  6,165,638         5,769,454       18,422,278       18,531,798
    Strategic alternative costs                                 585,845                --        1,059,140               --
    Depreciation and amortization                             2,755,325         2,768,986        8,226,898        7,986,567
                                                           ------------      ------------     ------------     ------------
                                                             49,351,704        47,281,271      148,355,508      141,494,730
                                                           ------------      ------------     ------------     ------------
Operating income                                              2,627,620         3,915,177       12,816,232       10,626,287
Interest expense, net                                         2,687,540         1,788,335        7,832,772        5,471,985
Minority interest in consolidated subsidiaries                   77,316            48,110          246,122          218,029
                                                           ------------      ------------     ------------     ------------
Income (loss) before income taxes                              (137,236)        2,078,732        4,737,338        4,936,273
Income taxes                                                     15,772           808,895        2,210,116        1,926,972
                                                           ------------      ------------     ------------     ------------
Net income (loss)                                          $   (153,008)     $  1,269,837     $  2,527,222     $  3,009,301
                                                           ============      ============     ============     ============
Net income (loss) per common share                         $      (0.01)     $       0.10     $       0.20     $       0.24
                                                           ============      ============     ============     ============
Net income (loss) per common share - assuming dilution     $      (0.01)     $       0.10     $       0.19     $       0.24
                                                           ============      ============     ============     ============
Weighted average number of common shares
    outstanding                                              12,904,922        13,181,402       12,863,643       12,760,774
                                                           ============      ============     ============     ============
Weighted average number of common and
    common equivalent shares outstanding                     12,904,922        13,181,402       13,344,944       12,760,774
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

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                 Nine months ended
                                                                                   September 30,
                                                                          ------------------------------
                                                                              2000              1999
                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $  2,527,222      $  3,009,301
     Adjustments to reconcile net income to net cash
         provided by operating activities -
         Depreciation and amortization                                       8,226,898         7,986,567
         Minority interest in consolidated subsidiaries                        246,122           218,029
         Changes in assets and liabilities, net of effects from
         acquisitions-
               Accounts receivable, net                                       (513,194)       (1,554,932)
               Prepaid expenses                                               (294,173)         (643,620)
               Income tax receivable                                           149,728         1,239,590
               Other noncurrent assets                                       1,233,731            44,896
               Accounts payable and accrued expenses                          (468,558)       (3,640,022)
               Accrued restructuring charges                                  (435,433)       (3,223,810)
               Other liabilities                                               247,812           240,805
               Deferred income taxes                                           819,030                --
                                                                          ------------      ------------
                  Net cash provided by operating activities                 11,739,185         3,676,804
                                                                          ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net                               (2,450,138)       (3,895,149)
     Cash paid for dental group practices, including
         related costs, net of cash acquired                                (5,419,493)       (8,538,796)
                                                                          ------------      ------------
                  Net cash used in investing activities                     (7,869,631)      (12,433,945)
                                                                          ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                             2,400,000        16,750,000
     Payments for debt issue costs                                             (94,618)         (364,853)
     Payments on notes payable and capital lease obligations                (6,491,163)       (4,480,164)
     Distribution to stockholders/partners                                    (190,810)         (356,710)
     Issuance of common stock                                                  171,559           313,481
                                                                          ------------      ------------
                  Net cash provided by (used in) financing activities       (4,205,032)       11,861,754
                                                                          ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (335,478)        3,104,613

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               3,921,193         3,992,845
                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  3,585,715      $  7,097,458
                                                                          ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                               $  6,149,203      $  5,841,321
                                                                          ============      ============
     Cash paid for taxes                                                  $  1,284,206      $    551,376
                                                                          ============      ============
     Cash paid for strategic alternative costs                            $  1,059,140      $         --
                                                                          ============      ============

     Debt assumed through acquisitions                                    $         --      $    150,000
                                                                          ============      ============
     Non-cash issuance of common stock                                    $  1,222,885      $  3,624,332
                                                                          ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. DESCRIPTION OF BUSINESS

                  Monarch Dental Corporation ("Monarch"), a Delaware corporation, and subsidiaries (collectively, the "Company"), manages dental group practices in selected markets. At September 30, 2000, the Company managed 190 dental group practices in Texas, Wisconsin, Pennsylvania, Virginia, Ohio, Arkansas, Utah, Colorado, Georgia, New Jersey, Florida, Indiana, Arizona and New Mexico.

2. SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION/BASIS OF CONSOLIDATION

                  The financial statements for the three and nine months ended September 30, 2000 and 1999, have been prepared by the Company, without audit, pursuant to Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting." Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to APB Opinion No. 28; nevertheless, management of the Company believes that the disclosures herein are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three and nine months ended September 30, 2000 and 1999, have been included herein. The results of operations for the three and nine month periods are not necessarily indicative of the results for the full year.

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

         NET INCOME (LOSS) PER COMMON SHARE

                  The net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share has been calculated using the treasury stock method for stock options and other dilutive securities. Such shares totaled 459,119 for the nine month period ended September 30, 2000. The Company incurred a loss for the three month period ended September 30, 2000, and the average market price fell below the average exercise price for the three and nine month periods ended September 30, 1999, therefore, no common stock equivalents are included in the calculation for those periods. There were 1,615,316 and 1,159,435 stock options outstanding at September 30, 2000 and 1999, respectively.

         OTHER

                  Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentations.

3. NOTES PAYABLE

                  The Company has a $75.0 million Credit Facility with a bank syndicate, which expires June 30, 2001. Additionally, the Company has a $10.0 million short-term note with certain members of the same syndicate, which expires April 15, 2001. Under the combined facilities, the Company may borrow up to $85.0 million. At September 30, 2000 the Company had $80.3 million outstanding under the facilities and remaining availability of $4.7 million. The amounts outstanding under the Credit Facility bear interest at variable rates which are based upon either the lender's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Facility. The Credit Facility prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions without bank approval, and requires the Company to maintain certain financial ratios on an ongoing basis. The Credit Facility is secured by pledges of all of the outstanding capital stock of, or other equity interests in, the Company's subsidiaries, and a lien on substantially all of the assets of the Company.

                  During 1999, the Company amended its loan agreement associated with the Credit Facility. Changes made in the amendment included, but were not limited to, modifications of certain defined terms and financial ratios, additions of newly defined terms, limitations on capital expenditures, modifications to the definition of Events of Default and the requirement of prior bank approval for consolidations, mergers, acquisitions, and sales of assets. The methodology by which the Company's borrowing rates are determined was also adjusted as part of the amendment. In conjunction with this amendment, the bank syndicate received contingency compensation in the form of warrants of the Company representing 3% of the fully diluted outstanding common shares of the Company at the time of agreement, subject to anti-dilution provisions, for an exercise price of $0.01 per share. At September 30, 2000, all of these warrants were vested totaling 394,721 shares.

                  The Company believes that cash generated from operations and borrowings under its credit facilities will be sufficient to fund its operating cash requirements in the fourth quarter of 2000. The Credit Facility expires by its terms on June 30, 2001 and all of the Company's debt thereunder will then be due. The Company will not generate sufficient cash flow by June 30, 2001 to repay all of its debt under the Credit Facility.

                  As of September 30, 2000, the Company is in compliance with the terms of the Credit Facility. There can be no assurance that the Company will maintain the ratios as required by the loan agreement. The failure to maintain these ratios could adversely affect the Company's operations in future periods.

                  In order to meet its short-term and long-term liquidity needs, the Company may issue additional equity and debt securities, subject to market and other conditions. In addition, the Company had entered into discussions with potential acquirors in order to determine if a sale of the Company would be more beneficial to the Company's stockholders than raising additional capital to meet its liquidity needs. On October 3, 2000, after fully considering all of its options, the Company announced that it was no longer actively soliciting offers for a potential sale or merger of the Company and the Company entered into an agreement with its lenders pursuant to which the Company would seek by December 15, 2000 to raise a minimum of $15.0 million of unsecured subordinated debt and to refinance its existing Credit Facility and short-term loan.

                  Subsequent to that announcement, on November 7, 2000, the Company announced that it had been approached by a third party concerning a possible strategic transaction and is currently in discussions with the third party related to this matter. In connection with these discussions, the Company's lenders have agreed to amend the Credit Facility and short-term loan and to extend the maturity of the short-term loan to April 15, 2001. Pursuant to these amended agreements, if the Company is unsuccessful in consummating a strategic transaction, the Company will have an additional sixty days to raise a minimum of $15.0 million of unsecured subordinated debt and to refinance its existing Credit Facility and short-term loan.

                  The Company enters into interest rate swap agreements to manage its interest rate exposure. Interest rate swaps are agreements to exchange interest rate payment streams based on a notional principle amount. Company policy requires settlement accounting principles for interest rate swaps in which net interest rate differentials to be paid or received are recorded currently as adjustments to interest expense. Transactions involving such agreements did not have a material effect to the financial statements for the three and nine months ended September 30, 2000 and 1999, respectively.

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for certain financial instruments, including interest rate swap agreements. The Company is evaluating the impact of this statement and expects to adopt the new standard for its year ending December 31, 2000.

4. COMMITMENTS AND CONTINGENCIES

         LITIGATION, CLAIMS, AND ASSESSMENTS

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

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                             (Dollars in thousands)


                              Region 1     Region 2     Region 3     Region 4     Region 5      Total
                              --------     --------     --------     --------     --------     -------
Patient revenue, net          $19,807      $ 9,474      $ 7,168      $11,719      $ 3,811      $51,979
Total operating expenses       16,013        7,535        6,216       10,421        3,314       43,499
                              -------      -------      -------      -------      -------      -------
Segment contribution            3,794        1,939          952        1,298          497        8,480
Contribution margin                19%          20%          13%          11%          13%          16%
Depreciation and
     amortization expense         866          532          397          516          426        2,737
Interest expense, net               2           46            1            5           17           71
Segment profit                $ 2,926      $ 1,361      $   554      $   777      $    54      $ 5,672


                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                             (Dollars in thousands)

                              Region 1      Region 2      Region 3      Region 4      Region 5       Total
                              --------      --------      --------      --------      --------      --------
Patient revenue, net          $ 18,304      $  9,245      $  7,438      $ 11,825      $  4,384      $ 51,196
Total operating expenses        15,140         7,634         6,038         9,821         3,630        42,263
                              --------      --------      --------      --------      --------      --------
Segment contribution             3,164         1,611         1,400         2,004           754         8,933
Contribution margin                 17%           17%           19%           17%           17%           17%
Depreciation and
     amortization expense          923           521           350           460           402         2,656
Interest expense, net                6            70           (28)            4            33            85
Segment profit                $  2,235      $  1,020      $  1,078      $  1,540      $    319      $  6,192


Reconciliation of Profit (in thousands)           Three Months Ended September 30,
                                                  --------------------------------
                                                     2000                  1999
                                                  ---------            -----------
Segment profit                                      $ 5,672            $ 6,192
Unallocated amounts:
Corporate operating expenses                          2,511              2,249
Corporate strategic alternative costs                   586                 --
Corporate depreciation and amortization expense          18                113
Corporate interest expense, net                       2,617              1,703
Minority interest in consolidated subsidiaries           77                 48
                                                    -------            -------
Income (loss) before income taxes                   $  (137)           $ 2,079
                                                    =======            =======

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (Dollars in thousands)

                              Region 1      Region 2     Region 3       Region 4     Region 5        Total
                              --------      --------     --------       --------     --------       --------
Patient revenue, net          $ 61,489      $ 29,143      $ 22,206      $ 35,945      $ 12,389      $161,172
Total operating expenses        48,392        23,230        18,774        30,974        10,250       131,620
                              --------      --------      --------      --------      --------      --------
Segment contribution            13,097         5,913         3,432         4,971         2,139        29,552
Contribution margin                 21%           20%           15%           14%           17%           18%
Depreciation and
     amortization expense        2,657         1,582         1,179         1,483         1,275         8,176
Interest expense, net                9           144             4            18            51           226
Segment profit                $ 10,431      $  4,187      $  2,249      $  3,470      $    813      $ 21,150


                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (Dollars in thousands)

                               Region 1       Region 2       Region 3      Region 4       Region 5         Total
                              ---------      ---------      ---------      ---------      ---------      ---------
Patient revenue, net          $  55,353      $  27,126      $  21,959      $  34,494      $  13,189      $ 152,121
Total operating expenses         45,443         22,350         18,280         29,241         11,004        126,318
                              ---------      ---------      ---------      ---------      ---------      ---------
Segment contribution              9,910          4,776          3,679          5,253          2,185         25,803
Contribution margin                  18%            18%            17%            15%            17%            17%
Depreciation and
     amortization expense         2,815          1,562          1,065          1,263          1,095          7,800
Interest expense, net                30            111            (28)            22            104            239
Segment profit                $   7,065      $   3,103      $   2,642      $   3,968      $     986      $  17,764


Reconciliation of Profit (in thousands)        Nine Months Ended September 30,
                                               -------------------------------
                                                   2000              1999
                                               ------------     --------------
Segment profit                                      $21,150        $17,764
Unallocated amounts:
Corporate operating expenses                          7,450          7,190
Corporate strategic alternative costs                 1,059             --
Corporate depreciation and amortization expense          51            187
Corporate interest expense, net                       7,607          5,233
Minority interest in consolidated subsidiaries          246            218
                                                    -------        -------
Income before income taxes                          $ 4,737        $ 4,936
                                                    =======        =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements under "Liquidity and Capital Resources" regarding the availability of cash from operations to fund core operations, interest expense, nonrecurring and contingency payments and obligations under the Company's short-term debt, statements regarding amounts anticipated to be due under the Company's short-term note at future points in time, statements regarding the sufficiency of cash in the fourth quarter of 2000 and first half of 2001, statements regarding the extension or replacement of the Company's current credit facility, statements regarding the possible issuance of debt or equity securities, including unsecured subordinated debt in particular, statements concerning a possible sale of the Company and related activities, statements regarding alternative financing strategies, and statements regarding availability of additional sources of liquidity and of any failure to raise necessary funding. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, risks associated with availability and consummation of financing or strategic transactions, risks associated with liquidity and cash flow shortfalls, risks associated with implementation of strategic initiatives, risks associated with integration of acquired companies, risks associated with the change of status or departure of key management personnel, risks associated with the constantly changing health care environment, the pace of development and acquisition activity, the reimbursement rates for dental services, and other risks detailed in the Company's Securities and Exchange Commission filings. These and other risk factors are listed in the Company's Form 10-K for the year ended December 31, 1999 as filed with the U.S. Securities and Exchange Commission.

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

                                  2000(1)    1999      1998      1997     1996
                                  -------    ----      ----      ----     ----
Offices at beginning of period      190       192        99        53       12
De novo offices                       1        --         7         7        2
Acquired offices                     --         7        88        39       39
Closed offices                       (1)       (9)       (2)       --       --
                                   ----      ----      ----      ----     ----
Offices at end of period            190       190       192        99       53
                                   ====      ====      ====      ====     ====

(1) Through September 30, 2000

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Patient revenue, net. Revenue increased to $52.0 million for the three months ended September 30, 2000 from $51.2 million for the three months ended September 30, 1999, an increase of $783,000, or 1.5%. This increase resulted primarily from same store revenue growth generated by the successful implementation of revenue enhancement initiatives in 2000 including patient focused marketing programs and the expansion or relocation of nineteen existing Dental Offices and to a lesser extent the opening of one de novo Dental Office.

         Fee-for-service revenue (i.e., revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) remained constant at $30.4 million for the three months ended September 30, 2000 and 1999, respectively. Managed dental care revenue (i.e., revenue from capitated managed dental care plans, including capitation payments and patient co-payments) increased to $21.6 million for the three months ended September 30, 2000 from $20.8 million for the three months ended September 30, 1999, an increase of $764,000, or 3.7%. This increase resulted primarily from same store revenue growth generated by the successful implementation of revenue enhancement initiatives in 2000 including patient focused marketing programs and the expansion or relocation of nineteen existing Dental Offices and to a lesser extent the opening of one de novo Dental Office. As a percentage of Revenue, fee-for-service revenue decreased to 58.5% from 59.4% for the three months ended September 30, 2000 and 1999, respectively.

         Provider salaries and benefits. Provider salaries and benefits expense increased to $17.4 million for the three months ended September 30, 2000 from $16.8 million for the three months ended September 30, 1999, an increase of $619,000, or 3.7%. This increase resulted primarily from increased dentist and hygienist compensation due to a higher level of production at the Dental Offices and to a lesser extent the opening of one de novo Dental Office and the expansion or relocation of nineteen existing Dental Offices. As a percent of Revenue, provider salaries and benefits expense increased to 33.5% from 32.8% for the three months ended September 30, 2000 and 1999, respectively. This increase was due principally to annual merit increases to hygienists and to a lesser extent increased costs related to employee benefits.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense increased to $13.8 million for the three months ended September 30, 2000 from $13.3 million for the three months ended September 30, 1999, an increase of $509,000 or 3.8%. This increase resulted primarily from annual merit increases and to a lessor extent the opening of one de novo Dental Office and the expansion or relocation of nineteen existing Dental Offices. As a percent of Revenue, clinical and other salaries and benefits expense increased to 26.6% from 26.0% for the three months ended September 30, 2000 and 1999, respectively. This increase was due principally to annual merit increases and to a lesser extent increased costs related to employee benefits.

         Dental supplies. Dental supplies expense remained constant at $2.4 million for the three months ended September 30, 2000 and 1999, respectively. As a percent of Revenue, dental supplies expense remained constant at 4.7% for the three months ended September 30, 2000 and 1999, respectively.

         Laboratory fees. Laboratory fee expense remained constant at $2.8 million for the three months ended September 30, 2000 and 1999, respectively. As a percent of Revenue, laboratory fee expense decreased slightly to 5.4% from 5.5% for the three months ended September 30, 2000 and 1999, respectively.

         Occupancy. Occupancy expense remained constant at $2.6 million for the three months ended September 30, 2000 and 1999, respectively. The expense associated with the opening of one de novo Dental Office and the expansion or relocation of nineteen existing Dental Offices was offset by one Dental Office closure since the end of the third quarter of 1999. As a percent of Revenue, occupancy expense remained constant at 5.0% for the three months ended September 30, 2000 and 1999, respectively.

         Advertising. Advertising expense decreased to $758,000 for the three months ended September 30, 2000 from $838,000 for the three months ended September 30, 1999, a decrease of $80,000, or 9.5%. This decrease resulted primarily from cost control initiatives that included the use of lower cost advertising. A greater emphasis was placed on direct mailings and other types of print advertising as opposed to the more expensive television and radio advertising. As a percent of Revenue, advertising expense decreased slightly to 1.5% from 1.6% for the three months ended September 30, 2000 and 1999, respectively.

         Other operating expenses. Other operating expenses increased to $6.2 million for the three months ended September 30, 2000 from $5.8 million for the three months ended September 30, 1999, an increase of $396,000, or 6.9%. This increase resulted primarily from higher bad debt expense and to a lesser extent the opening of one de novo Dental Office and the expansion or relocation of nineteen existing Dental Offices. As a percent of Revenue, other operating expenses increased to 11.9% from 11.3% for the three months ended September 30, 2000 and 1999, respectively.

         Strategic alternative costs. Strategic alternative costs were $586,000 for the three months ended September 30, 2000 resulting primarily from legal and professional fees incurred from efforts to explore strategic alternatives in order to expand the Company's growth opportunities and maximize shareholder value. These alternatives included potential strategic transactions, such as the possible sale or merger of the Company. On October 3, 2000, after fully considering all of its options, the Company announced that it was no longer actively soliciting offers for a potential sale or merger of the Company. On November 7, 2000 the Company announced that it had been approached by a third party concerning a possible strategic transaction and is currently in discussions with the third party related to this matter.

         Depreciation and amortization. Depreciation and amortization expense remained constant at $2.8 million for the three months ended September 30, 2000 and 1999, respectively.

         Operating income. Operating income decreased to $2.6 million for the three months ended September 30, 2000 from $3.9 million for the three months ended September 30, 1999, a decrease of $1.3 million, or 32.9%. This decrease resulted primarily from strategic alternative costs, higher salaries and benefits and increased bad debt expense. As a percent of Revenue, operating income decreased to 5.1% from 7.6% for the three months ended September 30, 2000 and 1999, respectively. This decrease was due principally to strategic alternative costs and to a lesser extent higher provider salaries and benefits expense, clinical and other salaries and benefits expense and other operating expenses as a percentage of Revenue offset by margin improvement in laboratory fee expense, advertising expense and depreciation and amortization expense.

         Interest expense, net. Interest expense, net increased to $2.7 million for the three months ended September 30, 2000 from $1.8 million for the three months ended September 30, 1999, an increase of $899,000, or 50.3%. This increase resulted primarily from amortization expense related to capitalized loan fees which includes the amortization of warrants awarded to the Company's bank syndicate in conjunction with an amendment to the Company's loan agreement associated with its Credit Facility. Additionally, the Company had higher average outstanding debt balances and higher interest rates for the three months ended September 30, 2000 and 1999, respectively. Average debt outstanding under the Credit Facility totaled $80.9 million for the three months ended September 30, 2000 compared to average debt outstanding of $80.1 million for the three months ended September 30, 1999.

         Minority interest in consolidated subsidiaries. Minority interest in consolidated subsidiaries expense increased to $77,000 for the three months ended September 30, 2000 from $48,000 for the three months ended September 30, 1999, an increase of $29,000, or 60.4%. This increase resulted from higher net income in markets that are not wholly owned by the

Company for the three months ended September 30, 2000 and 1999, respectively. The minority ownership percentages in these markets range from 6.25% to 50%. These markets are located in Indiana, Texas, New Mexico, Georgia, Pennsylvania and New Jersey.

         Income taxes. Income tax expense decreased to $16,000 for the three months ended September 30, 2000 from $809,000 for the three months ended September 30, 1999, a decrease of $793,000, or 98.0%. This decrease resulted from lower income (loss) before income taxes, which decreased to ($137,000) for the three months ended September 30, 2000 from $2.1 million for the three months ended September 30, 1999, a decrease of $2.2 million. The Company incurred income tax expense despite a net loss because the net loss includes goodwill amortization expense that is not deductible for tax purposes.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Patient revenue, net. Revenue increased to $161.2 million for the nine months ended September 30, 2000 from $152.1 million for the nine months ended September 30, 1999, an increase of $9.1 million, or 5.9%. This increase resulted primarily from same store revenue growth generated by the successful implementation of revenue enhancement initiatives in 2000 including patient focused marketing programs and the expansion or relocation of nineteen existing Dental Offices and to a lesser extent the opening of one de novo Dental Office.

         Fee-for-service revenue (i.e., revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased to $94.6 million for the nine months ended September 30, 2000 from $90.6 million for the nine months ended September 30,1999, an increase of $4.0 million, or 4.4%. This increase resulted primarily from same store revenue growth generated by the successful implementation of revenue enhancement initiatives in 2000 including patient focused marketing programs and the expansion or relocation of nineteen existing Dental Offices and to a lesser extent the opening of one de novo Dental Office. Managed dental care revenue (i.e., revenue from capitated managed dental care plans, including capitation payments and patient co-payments) increased to $66.6 million for the nine months ended September 30, 2000 from $61.5 million for the nine months ended September 30, 1999, an increase of $5.1 million, or 8.2%. This increase resulted primarily from same store revenue growth generated by the successful implementation of revenue enhancement initiatives in 2000 including patient focused marketing programs and the expansion or relocation of nineteen existing Dental Offices and to a lesser extent the opening of one de novo Dental Office. As a percentage of Revenue, fee-for-service revenue decreased to 58.7% from 59.6% for the nine months ended September 30, 2000 and 1999, respectively.

         Provider salaries and benefits. Provider salaries and benefits expense increased to $53.4 million for the nine months ended September 30, 2000 from $50.2 million for the nine months ended September 30, 1999, an increase of $3.2 million, or 6.5%. This increase resulted primarily from increased dentist and hygienist compensation due to a higher level of production at the Dental Offices and to a lesser extent the opening of one de novo Dental Office and the expansion or relocation of nineteen existing Dental Offices. As a percent of Revenue, provider salaries and benefits expense increased slightly to 33.1% from 33.0% for the nine months ended September 30, 2000 and 1999, respectively.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense increased to $41.2 million for the nine months ended September 30, 2000 from $39.7 million for the nine months ended September 30, 1999, an increase of $1.5 million, or 3.8%. This increase resulted primarily from annual merit increases and to a lessor extent the opening of one de novo Dental Office and the expansion or relocation of nineteen existing Dental Offices. As a percent of Revenue, clinical and other salaries and benefits expense decreased to 25.6% from 26.1% for the nine months ended September 30, 2000 and 1999, respectively. This decrease was due principally to the leveraging of constant salaries and benefits expense against increased revenue.

         Dental supplies. Dental supplies expense increased to $8.0 million for the nine months ended September 30, 2000 from $7.7 million for the nine months ended September 30, 1999, an increase of $290,000, or 3.8%. This increase resulted primarily from a higher level of production at the Dental Offices and to a lesser extent the opening of one de novo Dental Office and the expansion or relocation of nineteen existing Dental Offices. These increases were partially offset by the leveraging of national supply contracts. As a percent of Revenue, dental supplies expense decreased slightly to 4.9% from 5.0% for the nine months ended September 30, 2000 and 1999, respectively.

         Laboratory fees. Laboratory fee expense increased to $8.3 million for the nine months ended September 30, 2000 from $7.3 million for the nine months ended September 30, 1999, an increase of $988,000, or 13.5%. This increase resulted primarily from increased production at the Dental Offices and an increase in material costs used in the production of crowns and to a lesser extent the opening of one de novo Dental Office and the expansion or relocation of nineteen existing Dental Offices. As a percent of Revenue, laboratory fee expense increased to 5.2% from 4.8% for the nine months ended September 30, 2000 and 1999, respectively. This increase was due principally to the increase in material costs used in the production of crowns.

         Occupancy. Occupancy expense increased to $7.7 million for the nine months ended September 30, 2000 from $7.6 million for the nine months ended September 30, 1999, an increase of $69,000, or 0.9%. The expense associated with the opening of one de novo Dental Office and the expansion or relocation of nineteen existing Dental Offices was partially offset by one Dental Office closure since the end of the third quarter of 1999. As a percent of Revenue, occupancy expense decreased to 4.8% from 5.0% for the nine months ended September 30, 2000 and 1999, respectively. This decrease was due principally to the leveraging of constant occupancy expense against increased revenue.

         Advertising. Advertising expense decreased to $2.0 million for the nine months ended September 30, 2000 from $2.4 million for the nine months ended September 30, 1999, a decrease of $428,000, or 17.6%. This decrease resulted primarily from cost control initiatives implemented in 1999 that included the use of lower cost advertising. A greater emphasis was placed on direct mailings and other types of print advertising as opposed to the more expensive television and radio advertising. As a percent of Revenue, advertising expense decreased to 1.2% from 1.6% for the nine months ended September 30, 2000 and 1999, respectively. This decrease resulted from the use of lower cost advertising and the leveraging of advertising expense against increased revenue.

         Other operating expenses. Other operating expenses decreased to $18.4 million for the nine months ended September 30, 2000 from $18.5 million for the nine months ended September 30, 1999, a decrease of $110,000, or 0.6%. This decrease resulted primarily from cost control initiatives offset by the opening of one de novo Dental Office and the expansion or relocation of nineteen existing Dental Offices. As a percent of Revenue, other operating expenses decreased to 11.4% from 12.2% for the nine months ended September 30, 2000 and 1999, respectively. This decrease resulted from the cost control initiatives implemented in 1999 and the leveraging of other operating expenses against increased revenue.

         Strategic alternative costs. Strategic alternative costs were $1.1 million for the nine months ended September 30, 2000 resulting primarily from legal and professional fees incurred from efforts to explore strategic alternatives in order to expand the Company's growth opportunities and maximize shareholder value. These alternatives included potential strategic transactions, such as the possible sale or merger of the Company. On October 3, 2000, after fully considering all of its options, the Company announced that it is no longer actively soliciting offers for a potential sale or merger of the Company. On November 7, 2000 the Company announced that it had been approached by a third party concerning a possible strategic transaction and is currently in discussions with the third party related to this matter.

         Depreciation and amortization. Depreciation and amortization expense increased to $8.2 million for the nine months ended September 30, 2000 from $8.0 million for the nine months ended September 30, 1999, an increase of $240,000, or 3.0%. This slight increase resulted primarily from additional depreciation expense on fixed assets purchased to facilitate the opening of one de novo Dental Office and the expansion or relocation of nineteen existing Dental Offices.

         Operating income. Operating income increased to $12.8 million for the nine months ended September 30, 2000 from $10.6 million for the nine months ended September 30, 1999, an increase of $2.2 million, or 20.6%. This increase resulted primarily from increased revenue at the Dental Offices due to the implementation of revenue initiatives in 2000 and certain cost control initiatives offset by strategic alternative costs. As a percent of Revenue, operating income increased to 8.0% from 7.0% for the nine months ended September 30, 2000 and 1999, respectively. This increase was due principally to increased Revenue and margin improvement in clinical and other salaries and benefits expense, dental supplies expense, occupancy expense, advertising expense, other operating expenses and depreciation and amortization expense offset primarily by strategic alternative costs and to a lessor extent by higher provider salaries and benefits expense and laboratory fee expense as a percent of Revenue.

         Interest expense, net. Interest expense, net increased to $7.8 million for the nine months ended September 30, 2000 from $5.5 million for the nine months ended September 30, 1999, an increase of $2.4 million, or 43.1%. This increase resulted primarily from amortization expense related to capitalized loan fees which includes the amortization of warrants awarded to the Company's bank syndicate in conjunction with an amendment to the Company's loan agreement associated with its Credit

Facility. Additionally, the Company had higher average outstanding debt balances and higher interest rates for the nine months ended September 30, 2000 and 1999, respectively. Average debt outstanding under the Credit Facility totaled $81.9 million for the nine months ended September 30, 2000 compared to average debt outstanding of $77.8 million for the nine months ended September 30, 1999.

         Minority interest in consolidated subsidiaries. Minority interest in consolidated subsidiaries expense increased to $246,000 for the nine months ended September 30, 2000 from $218,000 for the nine months ended September 30, 1999, an increase of $28,000, or 12.8%. This increase resulted from higher net income in markets that are not wholly owned by the Company for the nine months ended September 30, 2000 and 1999, respectively.

         Income taxes. Income tax expense increased to $2.2 million for the nine months ended September 30, 2000 from $1.9 million for the nine months ended September 30, 1999, an increase of $283,000, or 14.7%. This increase resulted from a higher effective tax rate in 2000 due primarily to the impact of goodwill amortization that is not deductible for tax purposes partially offset by lower income before income taxes, which decreased to $4.7 million for the nine months ended September 30, 2000 from $4.9 million for the nine months ended September 30, 1999, a decrease of $199,000, or 4.0%.



LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had a $75.8 million working capital deficit, representing an increase of $67.0 million from the working capital deficit of $8.8 million at December 31, 1999. This working capital deficit was due principally to the reclassification of $75.0 million in notes payable due June 30, 2001 under the Credit Facility from long-term to current liabilities. The Company is currently pursuing a restructuring of the $75.0 million Credit Facility. Current liabilities also consisted of $1.9 million in accounts payable, $10.3 million in accrued liabilities, $5.6 million in amounts payable to dental group practices as consideration for accounts receivable acquired from such group practices and $6.7 million in current maturities of additional notes payable and capital lease obligations. Current liabilities were offset by current assets of $23.8 million, consisting of $3.6 million in cash and cash equivalents, $18.0 million in accounts receivable, net of allowances, prepaid expenses of $1.9 million and a federal income tax receivable of $277,000. The Company's principal sources of liquidity as of September 30, 2000 consisted of cash and cash equivalents, net accounts receivable and borrowing capacity under the Credit Facility. There can be no assurance the Company's working capital deficit will not continue in the future, particularly if additional indebtedness requires current amortization of principal.

         For the nine months ended September 30, 2000 and 1999, cash provided by operations was $11.7 million and $3.7 million, respectively.

         Cash used in investing activities was $7.9 million for the nine months ended September 30, 2000 and $12.4 million for the nine months ended September 30, 1999. In the nine months ended September 30, 2000, $4.7 million was utilized to meet contingent payments for acquisitions completed in prior periods, $700,000 was used to purchase 79% of a dental insurance plan and $2.5 million was invested in the purchase of additional property and equipment. In the nine months ended September 30, 1999, $8.5 million was utilized for acquisitions and to meet contingent payments for acquisitions completed in prior periods and $3.9 million was invested in the purchase of additional property and equipment.

         For the nine months ended September 30, 2000, cash used in financing activities was $4.2 million primarily comprised of the repayment of $6.5 million in outstanding debt offset by $2.4 million in net borrowings. For the nine months ended September 30, 1999, cash provided by financing activities was $11.9 million primarily comprised of $16.8 million in net borrowings offset by the repayment of $4.5 million in outstanding debt and debt issue costs of $365,000.

         The Company has a $75.0 million Credit Facility with a bank syndicate, which expires June 30, 2001. Additionally, the Company has a $10.0 million short-term note with certain members of the same syndicate, which expires April 15, 2001. Under the combined facilities, the Company may borrow up to $85.0 million. At September 30,

2000 the Company had $80.3 million outstanding under the facilities and remaining availability of $4.7 million. The amounts outstanding under the Credit Facility bear interest at variable rates which are based upon either the lender's base rate or LIBOR, plus, in either case, a margin which varies according to the ratio of the Company's funded debt to EBITDA, each as defined in the Credit Facility. The Credit Facility prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions without bank approval, and requires the Company to maintain certain financial ratios on an ongoing basis. The Credit Facility is secured by pledges of all of the outstanding capital stock of, or other equity interests in, the Company's subsidiaries, and a lien on substantially all of the assets of the Company.

         During 1999, the Company amended its loan agreement associated with the Credit Facility. Changes made in the amendment included, but were not limited to, modifications of certain defined terms and financial ratios, additions of newly defined terms, limitations on capital expenditures, modifications to the definition of Events of Default and the requirement of prior bank approval for consolidations, mergers, acquisitions, and sales of assets. The methodology by which the Company's borrowing rates are determined was also adjusted as part of the amendment. In conjunction with this amendment, the bank syndicate received contingency compensation in the form of warrants of the Company representing 3% of the fully diluted outstanding common shares of the Company at the time of agreement, subject to anti-dilution provisions, for an exercise price of $0.01 per share. At September 30, 2000, all of these warrants were vested totaling 394,721 shares.

         The Company believes that cash generated from operations and borrowings under its credit facilities will be sufficient to fund its operating cash requirements in the fourth quarter of 2000. The Credit Facility expires by its terms on June 30, 2001 and all of the Company's debt thereunder will then be due. The Company will not generate sufficient cash flow by June 30, 2001 to repay all of its debt under the Credit Facility.

         As of September 30, 2000, the Company is in compliance with the terms of the Credit Facility. There can be no assurance that the Company will maintain the ratios as required by the loan agreement. The failure to maintain these ratios could adversely affect the Company's operations in future periods.

         In order to meet its short-term and long-term liquidity needs, the Company may issue additional equity and debt securities, subject to market and other conditions. In addition, the Company had entered into discussions with potential acquirors in order to determine if a sale of the Company would be more beneficial to the Company's stockholders than raising additional capital to meet its liquidity needs. On October 3, 2000, after fully considering all of its options, the Company announced that it was no longer actively soliciting offers for a potential sale or merger of the Company and the Company entered into an agreement with its lenders pursuant to which the Company would seek by December 15, 2000 to raise a minimum of $15.0 million of unsecured subordinated debt and to refinance its existing Credit Facility and short-term loan.

         Subsequent to that announcement, on November 7, 2000, the Company announced that it had been approached by a third party concerning a possible strategic transaction and is currently in discussions with the third party related to this matter. In connection with these discussions, the Company's lenders have agreed to amend the Credit Facility and short-term loan and to extend the maturity of the short-term loan to April 15, 2001. Pursuant to these amended agreements, if the Company is unsuccessful in consummating a strategic transaction, the Company will have an additional sixty days to raise a minimum of $15.0 million of unsecured subordinated debt and to refinance its existing Credit Facility and Short-term loan.

         The Company enters into interest rate swap agreements to manage its interest rate exposure. Interest rate swaps are agreements to exchange interest rate payment streams based on a notional principle amount. Company policy requires settlement accounting principles for interest rate swaps in which net interest rate differentials to be paid or received are recorded currently as adjustments to interest expense. Transactions involving such agreements did not have a material effect to the financial statements for the three and nine months ended September 30, 2000 and 1999, respectively.

         In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for certain financial instruments, including interest rate swap agreements. The Company is evaluating the impact of this statement and expects to adopt the new standard for its year ending December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                  The Company is engaged in various legal proceedings incidental to its business activities. Management does not believe the resolution of such matters will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Not applicable.

         (b) Not applicable.

         (c) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

         Not applicable.

ITEM 5. OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS FILED ON FORM 8-K

         (a) Exhibits.

                  10.1 Employment Agreement dated as of October 18, 2000 by and between Monarch Dental Corporation and W. Barger Tygart

                  10.2 Termination Agreement dated as of October 18, 2000 by and between Monarch Dental Corporation and Gary W. Cage

                  10.3 Resignation Letter dated as of October 18, 2000 by Dr. Warren F. Melamed

                  10.4 Second Amended and Restated Employment Agreement dated as of October 27, 2000 by and between Monarch Dental Corporation and Lisa K. Peterson

                  10.5 Fifth Amendment to Second Amended and Restated Loan Agreement dated September 1, 2000 by and among Monarch Dental Corporation, Bank of America, N.A. and Other Entities Designated Herein

                  10.6 Sixth Amendment to Second Amended and Restated Loan Agreement dated October 2, 2000 by and among Monarch Dental Corporation, Bank of America, N.A. and Other Entities Designated Herein

                  10.7 Seventh Amendment to Second Amended and Restated Loan Agreement dated October 18, 2000 by and among Monarch Dental Corporation, Bank of America, N.A. and Other Entities Designated Herein

                  11       Statement re: Computation of per share earnings

                  27       Financial Data Schedules

         (b) Reports on Form 8-K.

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MONARCH DENTAL CORPORATION



Date:  November 14, 2000                   By:  /s/ W. Barger Tygart
                                                --------------------
                                                W. Barger Tygart
                                                Interim Chief Executive Officer


Date:  November 14, 2000                   By:  /s/ Lisa K. Peterson
                                                --------------------
                                                Lisa K. Peterson
                                                  Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER   DESCRIPTION
------   -----------
 10.1    Employment Agreement dated as of October 18, 2000 by and between
         Monarch Dental Corporation and W. Barger Tygart

 10.2 Termination Agreement dated as of October 18, 2000 by and between Monarch Dental Corporation and Gary W. Cage

 10.3    Resignation Letter dated as of October 18, 2000 by Dr. Warren F.
         Melamed

 10.4    Second Amended and Restated Employment Agreement dated as of October
         27, 2000 by and between Monarch Dental Corporation and Lisa K. Peterson

 10.5    Fifth Amendment to Second Amended and Restated Loan Agreement dated
         September 1, 2000 by and among Monarch Dental Corporation, Bank of
         America, N.A. and Other Entities Designated Herein

 10.6    Sixth Amendment to Second Amended and Restated Loan Agreement dated
         October 2, 2000 by and among Monarch Dental Corporation, Bank of
         America, N.A. and Other Entities Designated Herein

 10.7    Seventh Amendment to Second Amended and Restated Loan Agreement dated
         October 18, 2000 by and among Monarch Dental Corporation, Bank of
         America, N.A. and Other Entities Designated Herein

 11      Statement re: Computation of per share earnings

 27      Financial Data Schedules