Form 10-K405
period 2000-12-31
MONARCH DENTAL CORP
filed 2001-04-30
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2000

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

                            Yes   [ ]      No    [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant on April 18, 2001 was approximately $5,045,692 based upon the closing price per share of the Registrant's Common Stock as reported on the Nasdaq SmallCap Market on April 18, 2001. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of April 18, 2001, there were 12,960,964 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Parts of this Report on Form 10-K indicated below:

         (1) The Annual Report to Stockholders for fiscal year ended December 31, 2000 (Part II).

         (2) The Company's definitive proxy statement dated May 4, 2001 for the Annual Meeting of Stockholders to be held on June 7, 2001 (Part III).


         STATEMENTS MADE OR INCORPORATED INTO THIS ANNUAL REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENT REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, AMONG OTHERS, RISKS ASSOCIATED WITH THE COMPANY'S RELIANCE ON CERTAIN PERSONNEL, HIGH LEVELS OF INDEBTEDNESS, ACQUISITION STRATEGY AND EXPANSION WITHIN EXISTING MARKETS, POSSIBLE VOLATILITY AND POSSIBLE DELISTING OF COMMON STOCK AND COMPETITION. THESE AND OTHER FACTORS ARE DESCRIBED IN ITEM 7 OF PART II OF THIS FORM 10-K UNDER THE CAPTION "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS."

                           MONARCH DENTAL CORPORATION


                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                                                       Page No.
Part I.

           Item 1.       Business                                                                        4
           Item 2.       Properties                                                                      15
           Item 3.       Legal Proceedings                                                               15
           Item 4.       Submission of Matters to a Vote of Security Holders                             15

Part II.

           Item 5.       Market for Registrant's Common Equity and Related
                         Stockholder Matters                                                             16
           Item 6.       Selected Financial Data                                                          *
           Item 7.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                        *
           Item 8.       Financial Statements and Supplementary Data                                      *
           Item 9.       Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                                             17

Part III.

           Item 10.      Directors and Executive Officers of the Registrant                              **
           Item 11.      Executive Compensation                                                          **
           Item 12.      Security Ownership of Certain Beneficial Owners and Management                  **
           Item 13.      Certain Relationships and Related Transactions                                  **

Part IV.

           Item 14.      Exhibits, Financial Statement Schedules, and Reports Filed on
                         Form 8-K                                                                        19

Signatures                                                                                               21

----------
* Incorporated by reference to the Registrant's Annual Report to Stockholders for fiscal year ended December 31, 2000.

** Incorporated by reference to the Company's definitive proxy statement dated May 4, 2001 for the Annual Meeting of Stockholders to be held on June 7, 2001.

                                     PART I

ITEM 1.  BUSINESS

         The information contained in this report is provided as of December 31, 2000, unless otherwise indicated.

         The Company manages dental group practices in selected markets, located in Texas, Wisconsin, Pennsylvania, Virginia, Ohio, Arkansas, Utah, Colorado, Georgia, New Jersey, Florida, Indiana, Arizona and New Mexico at December 31, 2000. Dentists practicing at the Company's dental offices (the "Dental Offices") provide general dentistry services such as examinations, cleanings, fillings, bonding, placing crowns and fitting and placing fixed or removable prostheses. At many of the Company's Dental Offices, dentists also provide specialty dental services such as orthodontics, oral surgery, endodontics, periodontics and pediatric dentistry. The Company seeks to build geographically dense networks of dental providers by expanding within its existing markets. At December 31, 2000, the Company owned and managed 189 Dental Offices, of which 29 were internally developed and 174 were acquired (fourteen of these offices were subsequently closed) by the Company. At December 31, 2000, 350 full-time dentists and 89 part-time dentists practiced at the Company's Dental Offices. The Company was incorporated under the laws of Delaware on December 28, 1994.

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

         Except with respect to Dental Offices located in states in which the ownership of dental practices by non-dentists is permitted, dental services provided at the Dental Offices are provided by or under the supervision of licensed dentists employed by or under independent contracts with the P.C.s. In states in which the Company operates and in which the ownership of dental practices by non-dentists is permitted (Wisconsin), dental services provided at the Dental Offices are provided by or under the supervision of licensed dentists employed by or under independent contracts with the Company. The Company owns or leases all of the operating assets of each of the Dental Offices, including inventory, equipment, leases and leasehold improvements. The Company typically equips its Dental Offices with state-of-the-art clinical and diagnostic equipment such as fiber optic handpieces, intraoral video cameras and panoramic and cephalometric X-ray equipment.

         The following table shows the principal areas in which the Company owns and manages Dental Offices, the number of Dental Offices and dentists in each area at December 31, 2000, the year that each practice was established and the effective date of each practice's affiliation with the Company:

                                             NUMBER OF           NUMBER OF        DATE        EFFECTIVE DATE
DENTAL GROUP PRACTICE / MARKET             DENTAL OFFICES      DENTISTS (1)      FOUNDED      OF ACQUISITION
------------------------------             --------------      ------------      -------      --------------
Monarch, Dallas-Fort Worth                       30                  75            1983       N/A
MacGregor Dental Centers, Houston                16                  27            1962       February 1996
Midwest Dental Care, Wisconsin                   27                  39            1975       September 1996
Convenient Dental Care, Arkansas                  1                   4            1982       November 1996
Arkansas Dental Health, Arkansas                  2                   4            1984       January 1997
United Dental Care, Arkansas                      8                  12            1990       April 1997
Dental Centers of Indiana, Indiana               12                  13            1980       August 1997
J.B. Hays, Arkansas                               1                   2            1994       October 1997
Three Peaks Dental Health, Colorado               6                   7            1990       November 1997
Press Family Dental, San Antonio                  7                  12            1971       November 1997
Dental America, Midland - Odessa                  3                   5            1994       December 1997
Dental Care One, Ohio                             8                   9            1979       March 1998
Managed Dental Care Centers, New Mexico           4                   6            1995       June 1998
Valley Forge Dental Associates, Various          54                 118            1995       September 1998
Talbert Dental, Arizona and Utah                 10                  17            1973       September 1998

----------
(1) Includes full-time general dentists and specialists employed by or under contract with the Company (in the case of Midwest) or the applicable P.C. (in the case of each dental group practice other than Midwest).

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

ADVERTISING AND MARKETING

         The Company seeks to increase patient volume at the Dental Offices through various forms of advertising and other marketing techniques. The Company has developed these techniques over the past 15 years in its Dallas-Fort Worth operations and adapts them for use in its other markets as appropriate. The Company's advertising emphasizes regional brand name recognition of its affiliated Dental Offices, quality of care, comprehensive specialty services, affordable payment plans for more complex procedures and patient satisfaction. The Company operates as "Monarch(TM) Dental" or under established regional brand names, such as "ProDent(SM)" in Philadelphia and "Midwest Dental(SM)" in Wisconsin, depending on the nature and requirements of the relevant market. The Company believes the brand name recognition by consumers and managed dental care payors generated by its advertising programs has contributed to its growth.

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

         The Company seeks to optimize the revenue mix at the Dental Offices between revenue from fee-for-service business and revenue from capitated managed dental care plans. The Company focuses on fee-for-service business, which includes fees paid by indemnity insurers, fees from preferred provider plans and direct patient billings. The Company seeks to increase fee-for-service business by expanding its operations within existing markets and advertising.

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

         The following table sets forth information regarding the sources of revenue of the Company for the years ended December 31, 2000, 1999 and 1998:

                                                 YEAR ENDED DECEMBER 31,
                        --------------------------------------------------------------------------
                                 2000                      1999                      1998
                        ---------------------     ---------------------     ----------------------
                                     PERCENT                   PERCENT                   PERCENT
REVENUE SOURCE           REVENUE     OF TOTAL      REVENUE     OF TOTAL      REVENUE     OF TOTAL
--------------          ---------    --------     ---------    --------     ---------    --------
                                                  (DOLLARS IN THOUSANDS)
Fee-for-Service (1)     $ 123,054        58.2%    $ 121,387        59.5%    $  77,453        59.8%
Managed Dental Care:
   Capitation              42,090        19.9%       41,942        20.6%       34,764        26.8%
   Co-payment              46,195        21.9%       40,741        19.9%       17,384        13.4%
                        ---------    --------     ---------    --------     ---------    --------
          Total         $ 211,339       100.0%    $ 204,070       100.0%    $ 129,601       100.0%
                        =========    ========     =========    ========     =========    ========

----------
(1) Constitutes Revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third party payor.

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

         Recruiting

         Establishing geographically dense networks of providers by effective recruiting of qualified dentists is an important element of the Company's business strategy. In the Company's experience, many dentists in the early stages of their careers have incurred substantial student loans. As a result they face significant financial constraints to starting their own practices or buying into existing practices, especially in view of the capital-intensive nature of modern dentistry. The Company believes that practices in its network of Dental Offices offers both recently graduated dentists and more experienced dentists without their own practices advantages over a solo or smaller group practice, including relief from the burden of administrative and management responsibilities and the resulting ability to focus almost exclusively on practicing dentistry. Advantages to dentists may also include, depending upon the market involved, compensation which rewards productivity, employee benefits such as health insurance, paid vacation, continuing education, payment of professional membership fees and malpractice insurance, and, for affiliated specialists, the prospect of a steadier stream of referrals than a specialist practicing independently. In markets in which it is difficult to recruit and retain dentists, such as certain rural areas, the Company may seek to establish partnerships in which these dentists retain a portion of the equity interest in the practice.

         The Company believes that hygienists, dental assistants and office staff are critical to attracting and retaining patients. Accordingly, the Company actively recruits such staff by offering salaries and benefits which it believes are generally superior to those offered by many solo or smaller group practices.

         Call Centers; Scheduling

         The Company maintains a regional call center in Dallas-Fort Worth and Houston. The call center's staff fields calls, schedules patient visits, answers patient questions and initiates contact with patients for follow-up of ongoing treatment programs.

         The Company utilizes a centralized management information system in the call center's to schedule patient appointments. The Company sends patients to the Dental Office that is most convenient for the patient in terms of timing and location. The Company's centralized scheduling systems provide the Company with better control over patient scheduling, resulting in increased productivity, as well as the ability to analyze and control the revenue mix at the Dental Offices by balancing fee-for-service and capitated managed dental care patients. This also enables the staff at each Dental Office to focus on patient care and customer service by eliminating a significant number of incoming calls.

         Purchasing

         The integration of the Dental Offices enables the Company to take advantage of economies of scale that are generally not available to solo or smaller group practices. The Company is able to purchase dental supplies, laboratory services, insurance, office furniture, equipment, information systems and advertising at reduced costs. The Company also can contract for employee benefits at a lower cost than solo or smaller group practices can typically obtain for themselves and their employees.

         Management Information Systems

         The Company has licensed for use at its Dental Offices a management information system for dental practice management. The majority of the Dental Offices are currently utilizing this information system. The Company uses the information system to track data related to each Dental Office's operations and financial performance. The information system can provide each of the Dental Offices with data such as patient and practitioner scheduling information, insurance coverage information, clinical record-keeping and revenue and collection data (including credit history). Within each market, the Company uses the information system to manage billing and collections, including electronic insurance claims processing, and to provide information for case management and outcome related research.

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

CURRENT EVENTS

         The Company has a Credit Facility with a bank syndicate. The Loan Agreement associated with the Credit Facility was amended in April 2001 and expires on July 1, 2002. The amendment to the Loan Agreement was necessitated because the prior Loan Agreement was due to expire on June 30, 2001 and the Company's failure to raise $15.0 million in subordinated debt. At December 31, 2000, the Company had $79.8 million outstanding under the Credit Facility. The amounts outstanding under the Credit Facility bear interest at the lead lender's prime rate plus three percent with interest payments due on a monthly basis. The Credit Facility requires the Company to repay principal based on a schedule whereby monthly payments are made aggregating $1.0 million, $1.3 million and $1.3 million in the second, third and fourth quarters of 2001, respectively, and $2.0 million and $2.3 million in the first quarter of 2002 and two months ended May 31, 2002, respectively. Additional principal payments will be required two times during the term of the Credit Facility if the Company exceeds certain earnings projections. Bank fees totaling $601,000 are to be paid in equal installments on April 30, 2001 and June 1, 2001. A $500,000 fee is due on December 31, 2001 and April 30, 2002 if certain thresholds above the required amortization are not met. In connection with the April 2001 amendment, the lenders will receive warrants to purchase shares of the Company's Common Stock at an exercise price of $0.01 per share, equal to 5% of the outstanding shares of the Company's Common Stock as of July 1, 2002, if all outstanding debt is not paid in full by July 1, 2002. In connection with a prior amendment, the Company issued to the lenders warrants to purchase 394,721 shares of the Company's Common Stock at an exercise price of $0.01 per share. The Credit Facility prohibits the Company from incurring additional indebtedness, incurring liens, disposing of assets, making investments or making acquisitions without bank approval, and requires the Company to maintain certain financial covenants. These covenants require the Company to maintain minimum total net worth of $66.5 million as of December 31, 2001; minimum EBITDA, on a trailing three month basis, of $5.3 million as of April 30, 2001; and a limit on capital expenditures of $3.0 million from April 1, 2001 through December 31, 2001. These covenants fluctuate in future periods. The Credit Facility is secured by all of the assets of the Company.

         At December 31, 2000, the Company was in default with the terms of the Credit Facility as a result of the failure to raise $15.0 million in subordinated debt and a financial covenant default related to the failure to raise the subordinated debt. Based on the amendment to the Credit Facility in April 2001, the Company is currently in compliance with the terms of its Credit Facility. The Company believes it will be able to comply with the financial covenants in the amended Credit Facility through July 1, 2002.

         The Company believes that cash generated from operations will be sufficient to fund its operating cash, capital requirements and debt service requirements in 2001. However, the Credit Facility expires by its terms on July 1, 2002, and all of the Company's debt thereunder will then be due. The Company will not generate sufficient cash flow by July 1, 2002 to repay all or a substantial portion of its debt under the Credit Facility. In order to meet its short-term and long-term liquidity needs, including the amortization requirements of the Credit Facility, the Company may issue additional equity and debt securities, subject to approval by the bank syndicate and market and other conditions.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for certain financial instruments, including interest rate swap agreements. The Company enters into interest rate hedging agreements to manage its interest rate exposure. The Company adopted SFAS No. 133 on January 1, 2001 and its existing interest rate hedges were designated as cash flow hedges. The effective portion of the gain or loss on a cash flow hedge must be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion, if any, of the gain or loss on a cash flow hedge must be recognized currently in earnings. Based on the cash flow hedges in effect on December 31, 2000, derivative liabilities would have approximated $66,000. In future periods derivative liabilities will be recognized in the Company's consolidated balance sheet with an offsetting amount recognized in accumulated other comprehensive loss.

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

GOVERNMENT REGULATION

         The practice of dentistry is regulated at both the state and federal levels. There can be no assurance that the regulatory environment in which the Company or P.C.s operate will not change significantly in the future. The laws and regulations of all states in which the Company operates impact the Company's operations but do not currently materially restrict the Company's operations in those states. In addition, state and federal laws regulate health maintenance organizations and other managed care organizations for which dentists may be providers. In general, regulation of health care related companies is increasing. In connection with its operations in existing markets and expansion into new markets, the Company may become subject to additional laws, regulations and interpretations or enforcement actions. The ability of the Company to operate profitably will depend in part upon the ability of the Company and the P.C.s to operate in compliance with applicable health care regulations.

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

INSURANCE

         The Company maintains professional malpractice and general liability insurance for itself and maintains professional liability insurance covering dentists and dental hygienists at the Dental Offices. The Company generally is a named insured under such policies and is named as an additional insured on individual dentist's policies. The Company maintains $2.0 million per occurrence and $4.0 million in the aggregate for general liability coverage with $10.0 million umbrella coverage. The Company maintains malpractice coverage of $1.0 million per occurrence and $3.0 million in the aggregate with $10.0 million umbrella coverage. Certain types of risks and liabilities are not covered by insurance, however, and there can be no assurance that coverage will continue to be available upon terms satisfactory to the Company or that the coverage will be adequate to cover losses. Malpractice insurance, moreover, can be expensive and varies from state to state. Successful malpractice claims asserted against the dentists, the P.C.s or the Company may have a material adverse effect on the Company's business, financial condition and operating results.

While the Company believes its insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that the coverage maintained by the Company will be sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

EMPLOYEES

         As of December 31, 2000, the Company had approximately 2,100 employees, including 46 dentists and 40 hygienists located at Midwest but excluding the 393 dentists and 232 hygienists employed by or contracting with the P.C.s. The Company is not party to any collective bargaining agreement with a labor union and considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located at 4201 Spring Valley Road, Dallas, Texas, in approximately 17,000 square feet occupied under a lease that expires on July 31, 2001.

         The Company also leases real estate at the location of each Dental Office. Typically, each acquired Dental Office is located at the site used by the respective selling dentist prior to the Company's acquisition. For the year ended December 31, 2000, the Company had lease costs of approximately $8.9 million.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is engaged in various legal proceedings incidental to its business activities. Management does not believe the resolution of such matters will have a material adverse effect on the Company's financial position, results of operations or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

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


               PERIOD                       HIGH ($)         LOW ($)
-----------------------------------         --------         -------
1999
     First Quarter ................          4.813            2.875
     Second Quarter ...............          4.313            2.375
     Third Quarter ................          4.000            2.188
     Fourth Quarter ...............          2.531            1.500
2000
     First Quarter ................          3.281            1.813
     Second Quarter ...............          4.469            2.188
     Third Quarter ................          3.375            1.688
     Fourth Quarter ...............          1.719            0.438

         As of April 18, 2001, the closing price of the Common Stock was $0.52.

HOLDERS

         The number of record holders of the Company's Common Stock as of April 18, 2001 was 633. The Company believes the number of beneficial owners of the Company's Common Stock at that date was substantially greater.

DIVIDENDS

         The Company has not declared or paid any cash dividends on its Common Stock since it became a C corporation in February 1996. The Company currently intends to retain its earnings to reduce its debt obligations and, therefore, does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results and current and anticipated cash needs. In addition, under the terms of the Company's Credit Facility, the payment of cash dividends is currently prohibited without the consent of the lender.

CHANGES IN SECURITIES AND USE OF PROCEEDS

         In October 2000, pursuant to a stock option agreement, the Company granted options to purchase 50,000 shares of Common Stock at an exercise price of $0.84375 per share to its Chief Executive Officer in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

         In November 2000, pursuant to a Stock Purchase Agreement, the Company issued 547 shares of Common Stock to an affiliated dentist as consideration for achieving specified financial performance goals in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth in "Selected Consolidated Financial Information" on page 10 of the Annual Report to Stockholders for the fiscal year ended December 31, 2000 is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 26 of the Annual Report to Stockholders for the fiscal year ended December 31, 2000 is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company set forth on pages 27 through 44 of the Annual Report to Stockholders for the fiscal year ended December 31, 2000 are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information appearing under the captions "Information Regarding Directors," "Executive Officers" and "Compliance with 16(a) of the Securities Exchange Act of 1934" in the registrant's definitive proxy statement dated May 4, 2001 relating to the Annual Meeting of Stockholders to be held on June 7, 2001 is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         The information appearing under the caption "Executive Compensation" in the registrant's definitive proxy statement dated May 4, 2001 relating to the Annual Meeting of Stockholders to be held on June 7, 2001 is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing under the caption "Principal and Management Stockholders" in the registrant's definitive proxy statement dated May 4, 2001 relating to the Annual Meeting of Stockholders to be held on June 7, 2001 is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing under the caption "Certain Transactions" in the registrant's definitive proxy statement dated May 4, 2001 relating to the Annual Meeting of Stockholders to be held on June 7, 2001 is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS FILED ON FORM 8-K

         (a)  Documents Filed as Part of this Annual Report on Form 10-K:

              1. Financial Statements: The following Consolidated Financial Statements of Monarch Dental Corporation and Report of Independent Public Accountants, are incorporated by reference to pages 27 through 44 of the Registrant's 2000 Annual Report to Stockholders:

                       Report of Independent Public Accountants

                       Consolidated Balance Sheets at December 31, 2000 and 1999

                       Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998

                       Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

                       Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

                       Notes to Consolidated Financial Statements

              2. Financial Statement Schedules: The following financial statement schedule for Monarch Dental Corporation is filed as part of this Annual Report by reference and should be read in conjunction with the Consolidated Financial Statements of Monarch Dental Corporation:

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

                                     MONARCH DENTAL CORPORATION

Date:  April 30, 2001                By: /s/  W. BARGER TYGART
                                        ----------------------------------------
                                        W. Barger Tygart
                                        Chief Executive Officer

Date:  April 30, 2001                By: /s/ LISA K. PETERSON
                                        ----------------------------------------
                                        Lisa K. Peterson
                                        Chief Financial Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Barger Tygart and Lisa K. Peterson, joint and severally, his or her attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature                                      Title                                 Date
---------                                      -----                                 ----

/s/ W. BARGER TYGART                           Chairman of the Board,                April 30, 2001
-------------------------------------------    Chief Executive Officer,
W. Barger Tygart                               President and Director

/s/ LISA K. PETERSON                           Chief Financial Officer               April 30, 2001
-------------------------------------------    (principal financial officer
Lisa K. Peterson                               and principal accounting officer)

/s/ GLENN E. HEMMERLE                          Director                              April 30, 2001
-------------------------------------------
Glenn E. Hemmerle

/s/ ALLAN S. HUSTON                            Director                              April 30, 2001
-------------------------------------------
Allan S. Huston

/s/ JOHN E. MAUPIN, JR., D.D.S.                Director                              April 30, 2001
-------------------------------------------
John E. Maupin, Jr., D.D.S

/s/ WARREN F. MELAMED, D.D.S.                  Director                              April 30, 2001
-------------------------------------------
Warren F. Melamed, D.D.S.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Monarch Dental Corporation:



We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Monarch Dental Corporation's annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated April 30, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP


Dallas, Texas,
  April 30, 2001

                                   SCHEDULE II

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                                          ADDITIONS     ADDITIONS
                                            BALANCE AT    CHARGED TO      FROM                        BALANCE
                                            BEGINNING     COSTS AND      ACQUIRED                     AT END
CLASSIFICATION                              OF PERIOD      EXPENSES     COMPANIES     DEDUCTIONS     OF PERIOD
--------------                              ----------    ----------    ----------    ----------     ----------
December 31, 2000:
  Allowance for Uncollectibles              $   12,678    $   15,613(a) $       19    $  (16,064)(b) $   12,246
  Accumulated Amortization of Intangible
    Assets                                       9,938         5,589            --            --         15,527
                                            ----------    ----------    ----------    ----------     ----------
         Total Reserves and Allowances      $   22,616    $   21,202    $       19    $  (16,064)    $   27,773
                                            ==========    ==========    ==========    ==========     ==========
December 31, 1999:
  Allowance for Uncollectibles              $    9,419    $   13,598(a) $      630    $  (10,969)(b) $   12,678
  Accumulated Amortization of Intangible
    Assets                                       4,622         5,316            --            --          9,938
                                            ----------    ----------    ----------    ----------     ----------
         Total Reserves and Allowances      $   14,041    $   18,914    $      630    $  (10,969)    $   22,616
                                            ==========    ==========    ==========    ==========     ==========
December 31, 1998:
  Allowance for Uncollectibles              $    3,155    $    5,972(a) $    6,038    $   (5,746)(b) $    9,419
  Accumulated Amortization of Intangible
    Assets                                       1,677         6,262            --        (3,317)         4,622
                                            ----------    ----------    ----------    ----------     ----------
         Total Reserves and Allowances      $    4,832    $   12,234    $    6,038    $   (9,063)    $   14,041
                                            ==========    ==========    ==========    ==========     ==========

This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

(a)      Includes bad debt expense and contractual and other adjustments.

(b)      Write-off of uncollectible receivables, net of recoveries.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
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

  3.2      Second Amended and Restated By-Laws (8)

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

  4.1 Specimen certificate for Shares of Common Stock, $.01 par value, of the Registrant (2)

  10.1 Monarch Dental Corporation 1996 Stock Option and Incentive Plan, as amended (2)

  10.2     Monarch Dental Corporation 1997 Employee Stock Purchase Plan (1)

  10.3     Monarch Dental Corporation 1996 Equity Acquisition Option Plan (2)

  10.4     Amended and Restated Stockholders' Agreement dated as of August 29,
           1996 by and among the Registrant, the TA Investors (as defined), the MacGregor Investors (as defined), the Monarch Investors (as defined) and the Hehli Investors (as defined) (2)

  10.5     Amended and Restated Non-Competition Agreement dated as of July 1,
           1997 by and between the Registrant and Warren F. Melamed, D.D.S. (3)

  10.6     Management Agreement by and between Modern Dental Professionals, P.C.
           and Monarch Dental Associates, L.P. (2)

  10.7     Management Agreement by and between Modern Dental Professionals, P.C.
           and MacGregor Dental Associates, L.P. (2)

  10.8     Management Agreement by and between Modern Dental Professionals -
           Girlinghouse, P.A. and Convenient Dental Care, Inc. (2)

  10.9     Management Agreement by and between Modern Dental Professionals -
           Beavers, P.A. and Arkansas Dental Health Associates, Inc. (2)

  10.10    Management Agreement by and between Modern Dental Professionals / UDC
           - Girlinghouse, P.A. and United Dental Care, Inc. (2)

  10.11 Management Agreement by and between William T. Harris and Associates, a Professional Dental Corporation and United Dental Care, Inc. (2)

  10.12    Management Agreement by and between United Dental Care Tom Harris,
           D.D.S. & Associates and United Dental Care, Inc. (2)

  10.13    Management Agreement by and between Modern Dental Professionals -
           Indiana, P.C. and Dental Centers of Indiana (Monarch), Inc. (8)

  10.14    Management Agreement by and between Modern Dental Professionals -
           Colorado, P.C. and Three Peaks Dental Management, Inc. (8)

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
  10.15    Primary Care Dentist Agreement effective April 1, 1997 by and between
           Prudential Dental Maintenance Organization, Inc. and Modern Dental
           Professionals, P.C. and Monarch Dental Associates, L.P. (excluding certain portions which have been omitted as indicated based upon a request for confidential treatment, but which have been separately filed with the Commission) (2)

  10.16    Dental Service Agreement dated January 1, 1995 by and between
           Compcare Health Services Insurance Corporation and Advance Dental
           Management, Inc. (excluding certain portions which have been omitted as indicated based upon a request for confidential treatment, but which have been separately filed with the Commission) (2)

  10.17    Form of Director Indemnification Agreement (1)

  10.18    Sublease Agreement dated as of March 7, 1996 by and between Old
           American Country Mutual Fire Insurance Company and Oral Health
           Concepts Inc. (1)

  10.19    Office Lease Agreement dated as of September 6, 1996 by and between
           Government Employees Insurance Company and Monarch Dental Associates,
           L.P. (1)

  10.20 Non-Competition Agreement dated as of July 1, 1997 by and between the Registrant and Mr. Gary W. Cage (3)

  10.21    Monarch Dental Corporation 1999 Stock Option and Grant Plan (9)

  10.22 Agreement dated as of March 26, 1999 by and among the Registrant, Warren F. Melamed, D.D.S. and Modern Dental Professionals, P.C. (9)

  10.23    Amended and Restated Employment Agreement dated as of January 1, 2000 by and between Monarch Dental Corporation and Gary W. Cage (11)

  10.24 Indemnification Agreement dated as of May 8, 2000 by and between Monarch Dental Corporation and Lisa K. Peterson (11)

  10.25 Employment Agreement dated as of October 18, 2000 by and between Monarch Dental Corporation and W. Barger Tygart (12)

  10.26 Termination Agreement dated as of October 18, 2000 by and between Monarch Dental Corporation and Gary W. Cage (12)

  10.27    Resignation Letter dated as of October 18, 2000 by Dr. Warren F.
           Melamed (12)

  10.28    Second Amended and Restated Employment Agreement dated as of October
           27, 2000 by and between Monarch Dental Corporation and Lisa K.
           Peterson (12)


EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

* 10.29 Third Amended and Restated Loan Agreement dated as of April 1, 2001 among Monarch Dental Corporation and Bank of America, N.A. and Other
           Entities Designated Herein

  10.30    Warrant Agreement dated January 4, 2000 among Monarch Dental
           Corporation, Bank of America, N.A., Fleet National Bank, and
           COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A.,"Rabobank
           Nederland", New York Branch (10)

* 10.31    Warrant Agreement dated April 1, 2001 among Monarch Dental
           Corporation, Bank of America, N.A., Fleet National Bank, and
           COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A.,
           "Rabobank Nederland", New York Branch

* 11.1     Statement re: Computation of net income per share

* 13.1     Annual Report to Stockholders for the fiscal year ended December 31,
           2000 (such report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part hereof)

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
 * 21.1    Subsidiaries of the Registrant

 * 23.1    Consent of Arthur Andersen LLP

 * 24.1    Powers of Attorney (included on signature page hereto)

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

  (10) Filed as an exhibit to the Registrant's Current Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000 and incorporated herein by reference thereto.

  (11) Filed as an exhibit to the Registrant's Current Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000 and incorporated herein by reference thereto.

  (12) Filed as an exhibit to the Registrant's Current Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000 and incorporated herein by reference thereto.