Form 10-Q
period 2001-03-31
MONARCH DENTAL CORP
filed 2001-05-15
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                          Yes    [ ]      No    [X]

Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding as of May 14, 2001
           -----                                  ------------------------------
Common Stock, $.01 par value                                12,960,964

                           MONARCH DENTAL CORPORATION


                                      INDEX

                                                                                            Page No.
Part I.    Financial Information

           Item 1.       Report of Independent Public Accountants                           3

           Item 2.       Consolidated Financial Statements                                  4

           Item 3.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                          12

Part II.   Other Information

           Item 1.       Legal Proceedings                                                  17

           Item 2.       Changes in Securities and Use of Proceeds                          17

           Item 6.       Exhibits and Reports Filed on Form 8-K                             17

Signatures                                                                                  18

Exhibit Index                                                                               19

                          PART I. FINANCIAL INFORMATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Monarch Dental Corporation:



We have reviewed the accompanying consolidated balance sheet of Monarch Dental Corporation (a Delaware corporation) and subsidiaries as of March 31, 2001 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                            ARTHUR ANDERSEN LLP

Dallas, Texas
  May 8, 2001

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              March 31,         December 31,
                                                                                2001                2000
                                                                           --------------      --------------
                                                                            (Unaudited)
                                                   ASSETS
    Current assets:
       Cash and cash equivalents                                           $    6,321,784      $    3,000,013
       Accounts receivable, net of allowances of approximately
            $11,955,000 and $12,246,000, respectively                          18,282,634          17,873,979
       Prepaid expenses and other current assets
                                                                                3,046,314           3,085,466
       Income tax receivable                                                           --           1,830,335
                                                                           --------------      --------------
            Total current assets                                               27,650,732          25,789,793
    Property and equipment, net of accumulated depreciation of
        approximately $21,148,000 and $19,787,000, respectively                16,450,143          16,949,128
    Goodwill, net of accumulated amortization of approximately
        $16,930,000 and $15,527,000, respectively                             126,848,180         128,176,854
    Other assets                                                                  499,451             780,398
                                                                           --------------      --------------
           Total assets                                                    $  171,448,506      $  171,696,173
                                                                           ==============      ==============
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable                                                    $    2,545,298      $    4,237,847
       Accrued payroll                                                          3,594,921           3,634,797
       Accrued liabilities                                                      5,944,971           5,835,219
       Income tax payable                                                         397,721                  --
       Accrued restructuring charges                                              120,910             211,715
       Payable to affiliated dental group practices                             6,167,387           4,816,856
       Current maturities of notes payable and capital lease
          obligations, net of fair value of unamortized warrants
          of approximately $224,000 and $448,000, respectively                  6,341,963           4,439,553
                                                                           --------------      --------------
            Total current liabilities                                          25,113,171          23,175,987
    Deferred income taxes                                                       1,113,864           1,113,864
    Notes payable, net of fair value of unamortized warrants of
          approximately $56,000 and $112,000, respectively                     74,875,895          76,571,358
    Capital lease obligations                                                     383,487             395,705
    Other liabilities                                                           2,169,960           2,450,152
                                                                           --------------      --------------
            Total liabilities                                                 103,656,377         103,707,066
    Minority interest in consolidated subsidiaries                                466,945             480,770
    Commitments and contingencies
    Stockholders' equity:
       Preferred Stock, $.01 par value, 2,000,000 shares authorized;
          no shares issued or outstanding                                              --                  --
       Common Stock, $.01 par value, 50,000,000 shares authorized;
          12,960,964 and 12,905,469 shares issued and outstanding,
          respectively                                                            129,610             129,055
       Additional paid-in capital                                              67,399,342          67,376,312
       Retained earnings (deficit)                                               (203,768)              2,970
                                                                           --------------      --------------
            Total stockholders' equity                                         67,325,184          67,508,337
                                                                           --------------      --------------
            Total liabilities and stockholders' equity                     $  171,448,506      $  171,696,173
                                                                           ==============      ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------
                                                                2001             2000
                                                            ------------     ------------
Patient revenue, net                                        $ 54,813,883     $ 55,022,805
Operating expenses:
    Provider salaries and benefits                            18,601,871       17,928,237
    Clinical and other salaries and benefits                  14,885,660       13,584,964
    Dental supplies                                            2,666,288        2,967,615
    Laboratory fees                                            2,891,498        2,864,261
    Occupancy                                                  2,672,004        2,583,008
    Advertising                                                  612,844          667,109
    Other operating expenses                                   5,921,246        6,389,483
    Strategic alternative costs                                  259,772               --
    Depreciation and amortization                              2,764,832        2,714,789
                                                            ------------     ------------
                                                              51,276,015       49,699,466
                                                            ------------     ------------
Operating income                                               3,537,868        5,323,339
Interest expense, net                                          2,561,483        2,581,696
Minority interest in consolidated subsidiaries                    72,907           87,472
                                                            ------------     ------------
Income before income taxes                                       903,478        2,654,171
Income taxes                                                     502,423        1,193,192
                                                            ------------     ------------
Net income                                                  $    401,055     $  1,460,979
                                                            ============     ============
Net income per common share                                 $       0.03     $       0.11
                                                            ============     ============
Net income per common share - assuming dilution             $       0.03     $       0.11
                                                            ============     ============
Weighted average number of common shares
    outstanding                                               12,960,347       12,838,566
                                                            ============     ============
Weighted average number of common and common
    equivalent shares outstanding                             13,350,900       13,312,371
                                                            ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000 AND THE
                       THREE MONTHS ENDED MARCH 31, 2001




                                           COMMON STOCK            COMMON         ADDITIONAL       RETAINED        TOTAL
                                   ---------------------------    STOCK TO         PAID-IN         EARNINGS     STOCKHOLDERS'
                                      SHARES        AMOUNT        BE ISSUED        CAPITAL        (DEFICIT)        EQUITY
                                   ------------   ------------   ------------    ------------   ------------    ------------

Balance, December 31, 1998           11,982,254   $    119,823   $         --    $ 63,439,123   $ (6,095,825)   $ 57,463,121
   Net income                                --             --             --              --      6,580,621       6,580,621
   Issuance of Common Stock             742,632          7,426        100,000       2,443,286             --       2,550,712
                                   ------------   ------------   ------------    ------------   ------------    ------------
Balance, December 31, 1999           12,724,886        127,249        100,000      65,882,409        484,796      66,594,454
   Net loss                                  --             --             --              --       (481,826)       (481,826)
   Issuance of Common Stock             180,583          1,806       (100,000)      1,493,903             --       1,395,709
                                   ------------   ------------   ------------    ------------   ------------    ------------
Balance, December 31, 2000           12,905,469        129,055             --      67,376,312          2,970      67,508,337
   Net income                                --             --             --              --        401,055         401,055
   Comprehensive loss                        --             --             --              --       (607,793)       (607,793)
   Issuance of Common Stock              55,495            555             --          23,030             --          23,585
                                   ------------   ------------   ------------    ------------   ------------    ------------
Balance, March 31, 2001              12,960,964   $    129,610   $         --    $ 67,399,342   $   (203,768)   $ 67,325,184
                                   ============   ============   ============    ============   ============    ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Three months ended
                                                                                        March 31,
                                                                             ------------------------------
                                                                                 2001              2000
                                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $    401,055      $  1,460,979
     Adjustments to reconcile net income to net cash
         provided by operating activities -
         Depreciation and amortization                                          2,764,832         2,714,789
         Amortization of bank warrants                                            280,088                --
         Minority interest in consolidated subsidiaries                            72,907            87,472
         Changes in assets and liabilities, net of effects from
         acquisitions-
               Accounts receivable, net                                          (408,654)         (951,934)
               Prepaid expenses and other current assets                           39,152          (149,209)
               Income tax receivable                                            2,228,145           426,970
               Other noncurrent assets                                            335,562           280,449
               Accounts payable and accrued expenses                              870,603           789,915
               Accrued restructuring charges                                      (90,805)         (193,276)
               Other liabilities                                                   38,089           111,673
                                                                             ------------      ------------
                  Net cash provided by operating activities                     6,530,974         4,577,828
                                                                             ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net                                    (861,939)       (1,309,591)
     Cash paid for dental group practices, including
         related costs, net of cash acquired                                     (393,281)       (4,090,838)
                                                                             ------------      ------------
                  Net cash used in investing activities                        (1,255,220)       (5,400,429)
                                                                             ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable, net of issuance costs                         1,200,000         2,400,000
     Payments for debt issuance costs                                             (54,850)          (68,201)
     Payments on notes payable, capital lease obligations and other            (3,035,987)         (616,042)
     Distribution to stockholders/partners                                        (86,731)          (18,350)
     Issuance of Common Stock                                                      23,585            87,401
                                                                             ------------      ------------
                  Net cash provided by (used in) financing activities          (1,953,983)        1,784,808
                                                                             ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       3,321,771           962,207

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  3,000,013         4,843,315
                                                                             ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  6,321,784      $  5,805,522
                                                                             ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                  $  2,291,782      $  2,332,698
                                                                             ============      ============
     Cash paid (received) for taxes                                          $ (1,748,806)     $    114,697
                                                                             ============      ============
     Cash paid for strategic alternative costs                               $    139,425      $         --
                                                                             ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS

                  Monarch Dental Corporation ("Monarch"), a Delaware corporation, and subsidiaries (collectively, the "Company"), manages dental group practices in selected markets. At March 31, 2001, the Company managed 189 dental group practices in Texas, Wisconsin, Pennsylvania, Virginia, Ohio, Arkansas, Utah, Colorado, Georgia, New Jersey, Florida, Indiana, Arizona and New Mexico.

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION / BASIS OF CONSOLIDATION

                  The financial statements for the three months ended March 31, 2001 and 2000, have been prepared by the Company, without audit, pursuant to Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting." Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to APB Opinion No. 28; nevertheless, management of the Company believes that the disclosures herein are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three months ended March 31, 2001 and 2000, have been included herein. The results of operations for the three month periods are not necessarily indicative of the results for the full year.

                  In thirteen states, the Company accounts for its management activities with the dental group practices under long-term management agreements (the "Management Agreements"). The Management Agreements represent the Company's right to manage the Dental Offices during the 40-year term of the agreement. The Management Agreements cannot be terminated by the related professional corporation (the "P.C.") without cause, consisting primarily of bankruptcy or material default. Under the Management Agreements, the Company assumes responsibility for the management of all aspects of the dental group practices' business (including all operating expenses consisting of the expenses incurred by the Company in connection with managing the Dental Offices, including salaries and benefits for personnel other than dentists and hygienists, dental supplies, dental laboratory fees, occupancy costs, advertising, equipment leases, management information systems and other expenses related to the dental practice operations) other than the provision of dental services and retains a 100% residual interest in the net income of the dental group practices. The Company receives a management fee equal to the Company's costs plus the lower of (i) 30% of the P.C.'s net revenues or (ii) the P.C.'s net pre-tax income. If net pre-tax income exceeds 30% of the P.C.'s net revenues, the P.C. would retain the amount of pre-tax income over 30% of the P.C.'s net revenues. The Company's net revenue is significantly dependent upon the revenue of the dental group practices. The Company has no material commitments or guarantees to the dental group practices under the Management Agreements. In Wisconsin, the Company directly employs the dentists and hygienists.

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

         USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         NET INCOME PER COMMON SHARE

                  The net income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share has been calculated using the treasury stock method for stock options and other dilutive securities. Such shares totaled 390,553 and 473,805 for the three month periods ended March 31, 2001 and 2000, respectively.

         OTHER

                  Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentations.

3.       NOTES PAYABLE

                  The Company has a Credit Facility with a bank syndicate. The Loan Agreement associated with the Credit Facility was amended in April 2001 and expires on July 1, 2002. At March 31, 2001, the Company had $80.2 million outstanding under the Credit Facility. The amounts outstanding under the Credit Facility bear interest at the lead lender's prime rate plus three percent with interest payments due on a monthly basis. The Credit Facility requires the Company to repay principal based on a schedule whereby monthly payments are made aggregating $1.0 million, $1.3 million and $1.3 million in the second, third and fourth quarters of 2001, respectively, and $2.0 million and $2.3 million in the first quarter of 2002 and two months ended May 31, 2002, respectively. Additional principal payments will be required two times during the term of the Credit Facility if the Company exceeds certain cash flow levels. Bank fees totaling $601,000 are to be paid in equal installments on April 30, 2001 and June 1, 2001. A $500,000 fee is due on December 31, 2001 and April 30, 2002 if certain thresholds above the required amortization are not met. In connection with the April 2001 amendment, the lenders will receive warrants to purchase shares of the Company's Common Stock at an exercise price of $0.01 per share, equal to 5% of the outstanding shares of the Company's Common Stock as of July 1, 2002, if all outstanding debt is not paid in full by July 1, 2002. In connection with a prior amendment, the Company issued to the lenders warrants to purchase 394,721 shares of the Company's Common Stock at an exercise price of $0.01 per share. The Credit Facility prohibits the Company from incurring additional indebtedness, incurring liens, disposing of assets, making investments or making acquisitions without bank approval, and requires the Company to maintain certain financial covenants. These covenants require the Company to maintain minimum total net worth of $66.5 million as of December 31, 2001; minimum EBITDA, on a trailing three month basis, of $5.3 million as of April 30, 2001; and a limit on capital expenditures of $3.0 million from April 1, 2001 through December 31, 2001. These covenants fluctuate in future periods. The Credit Facility is secured by all of the assets of the Company.

                  At March 31, 2001, the Company is in compliance with the terms of its Credit Facility. The Company believes it will be able to comply with the financial covenants in the amended Credit Facility through July 1, 2002.

                  The Company believes that cash generated from operations will be sufficient to fund its core operations, capital requirements, and debt service requirements in 2001. However, the Credit Facility expires by its terms on July 1, 2002, and all of the Company's debt thereunder will then be due. The Company will not generate sufficient cash flow by July 1, 2002 to repay all or a substantial portion of its debt under the Credit

         Facility. In order to meet its short-term and long-term liquidity needs, including the amortization requirements of the Credit Facility, the Company may issue additional equity and debt securities, subject to approval by the bank syndicate and market and other conditions.

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for certain financial instruments, including interest rate swap agreements. The Company enters into interest rate hedging agreements to manage its interest rate exposure. The Company adopted SFAS No. 133 on January 1, 2001 and its existing interest rate hedges were designated as cash flow hedges. The effective portion of the gain or loss on a cash flow hedge must be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion, if any, of the gain or loss on a cash flow hedge must be recognized currently in earnings. Based on the cash flow hedges in effect on March 31, 2001, derivative liabilities totaled approximately $608,000. The derivative liabilities were recorded in the Company's consolidated balance sheet at March 31, 2001, with an offsetting amount recognized in accumulated other comprehensive loss.

4.       COMMITMENTS AND CONTINGENCIES

         LITIGATION, CLAIMS, AND ASSESSMENTS

                  The Company is engaged in various legal proceedings incidental to its business activities. Management does not believe the resolution of such matters will have a material adverse effect on the Company's financial position, results of operations or liquidity.

5.       SEGMENT REPORTING

                  The Company organizes its business into four reportable segments. The Company's reportable segments are strategic business units, and are comprised of the following:

                  Region One - Includes Dallas/Fort Worth, Houston, San Antonio,
                               West Texas, New Mexico and Philadelphia Offices.

                  Region Two - Includes Pittsburgh, Virginia, Atlanta, Florida
                               and Northern New Jersey Dental Offices.

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

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                             (Dollars in thousands)
                                  (Unaudited)

                            Region 1    Region 2    Region 3    Region 4     Total
                            --------    --------    --------    --------    --------
Patient revenue, net        $ 22,863    $ 11,608    $  7,755    $ 12,588    $ 54,814
Total operating expenses      18,774       9,329       6,578      11,087      45,768
                            --------    --------    --------    --------    --------
Segment contribution           4,089       2,279       1,177       1,501       9,046
Contribution margin               18%         20%         15%         12%         17%
Depreciation and
     amortization expense      1,015         698         389         506       2,608
Interest expense, net             --          27          --           4          31
Segment profit              $  3,074    $  1,554    $    788    $    991    $  6,407

Capital expenditures        $    224    $     52    $    123    $    427    $    826
Total assets                $ 53,612    $ 53,026    $ 22,234    $ 27,805    $156,677

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (Dollars in thousands)
                                  (Unaudited)

                            Region 1    Region 2    Region 3    Region 4     Total
                            --------    --------    --------    --------    --------
Patient revenue, net        $ 23,664    $ 11,557    $  7,552    $ 12,250    $ 55,023
Total operating expenses      18,536       9,469       6,361      10,341      44,707
                            --------    --------    --------    --------    --------
Segment contribution           5,128       2,088       1,191       1,909      10,316
Contribution margin               22%         18%         16%         16%         19%
Depreciation and
     amortization expense      1,073         707         382         469       2,631
Interest expense, net             17          40           1           7          65
Segment profit              $  4,038    $  1,341    $    808    $  1,433    $  7,620

Capital expenditures        $    270    $    194    $    202    $    633    $  1,299
Total assets                $ 58,242    $ 60,990    $ 24,802    $ 29,183    $173,217

Reconciliation of Profit (in thousands)


                                                         Three Months Ended March 31
                                                         ---------------------------
                                                           2001               2000
                                                         --------           --------
Segment profit                                           $  6,407           $  7,620
Unallocated amounts:
Corporate operating expenses                                2,483              2,278
Corporate strategic alternative costs                         260                 --
Corporate depreciation and amortization expense               157                 84
Corporate interest expense, net                             2,531              2,517
Minority interest in consolidated subsidiaries                 73                 87
                                                         --------           --------
Income before income taxes                               $    903           $  2,654
                                                         ========           ========
Capital expenditures                                     $     36           $     11
Total assets                                             $ 14,772           $  5,406

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements under "Liquidity and Capital Resources" regarding the availability of cash from operations to fund core operations, capital requirements, obligations under the Company's credit facility as well as the Company's ability to comply with the financial covenants set forth in its loan agreement under the credit facility through July 1, 2002. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, risks associated with the Company's reliance on certain personnel, high levels of indebtedness, ability to achieve revenue and net income goals through July 1, 2002, possible volatility and possible delisting of Common Stock, competition and other risks detailed in the Company's Securities and Exchange Commission filings. These and other risk factors are listed in the Company's Form 10-K for the year ended December 31, 2000 as filed with the U.S. Securities and Exchange Commission.

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

         The Company seeks to build geographically dense networks of dental providers by expanding within its existing markets. The Company has generated growth within its existing markets by increasing patient volume and fees in existing Dental Offices, either on a per-patient or per-procedure basis, by increasing the physical space of existing Dental Offices and by opening Dental Offices on a de novo basis. The Company has entered selected new markets by acquiring dental group practices. The Company has used the acquired dental group practice as a "pedestal" from which to expand within the newly entered market.

         The following table sets forth the increase in the number of Dental Offices owned and managed by the Company during each of the years indicated, including the number of de novo Dental Offices and acquired Dental Offices in each such year.

                                   2001(a)      2000        1999        1998        1997
                                   --------   --------    --------    --------    --------
Offices at beginning of period          189        190         192          99          53
De novo offices                          --          1          --           7           7
Acquired offices                         --          1           7          88          39
Closed offices                           --         (3)         (9)         (2)         --
                                   --------   --------    --------    --------    --------
Offices at end of period                189        189         190         192          99
                                   ========   ========    ========    ========    ========

----------
 (a) Through March 31, 2001

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Patient revenue, net. Revenue decreased to $54.8 million for the three months ended March 31, 2001 from $55.0 million for the three months ended March 31, 2000, a decrease of $209,000, or 0.4%. This decrease resulted primarily from one less business day for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Revenue on a per day basis increased to $856,000 for the three months ended March 31, 2001 from $847,000 for the three months ended March 31, 2000. The effect of one less business day for the three months ended March 31, 2001 was primarily offset by fee schedule increases and additional fee-for-service patient volume at the Dental Offices and to a lesser extent the expansion or relocation of nine existing Dental Offices and the acquisition of one dental practice since the end of the first quarter of 2000.

         Fee-for-service revenue (i.e., revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased to $33.0 million for the three months ended March 31, 2001 from $31.6 million for the three months ended March 31, 2000, an increase of $1.4 million, or 4.6%. This increase resulted primarily from fee schedule increases and additional fee-for-service patient volume at the Dental Offices and to a lesser extent the expansion or relocation of nine existing Dental Offices and the acquisition of one dental practice since the end of the first quarter of 2000. Managed dental care revenue (i.e., revenue from capitated managed dental care plans, including capitation payments and patient co-payments) decreased to $21.8 million for the three months ended March 31, 2001 from $23.4 million for the three months ended March 31, 2000, a decrease of $1.6 million, or 7.1%. This decrease resulted primarily from the additional fee-for-service patient volume. As a percentage of Revenue, fee-for-service revenue increased to 60.3% for the three months ended March 31, 2001 from 57.4% for the three months ended March 31, 2000.

         Provider salaries and benefits. Provider salaries and benefits expense increased to $18.6 million for the three months ended March 31, 2001 from $17.9 million for the three months ended March 31, 2000, an increase of $674,000, or 3.8%. This increase resulted primarily from higher dentist and hygienist compensation in several markets and overall increases in employee benefit costs and to a lesser extent the expansion or relocation of nine existing Dental Offices and the acquisition of one dental practice since the end of the first quarter of 2000. As a percent of Revenue, provider salaries and benefits expense increased to 33.9% for the three months ended March 31, 2001 from 32.6% for the three months ended March 31, 2000. This increase was due principally to increased dentist compensation as a percentage of revenue in several of the Company's markets and to a lesser extent to increased hygienist compensation and increased costs related to employee benefits.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense increased to $14.9 million for the three months ended March 31, 2001 from $13.6 million for the three months ended March 31, 2000, an increase of $1.3 million, or 9.6%. This increase resulted primarily from increased labor costs and increased employee benefit costs and to a lessor extent the expansion or relocation of nine existing Dental Offices and the acquisition of one dental practice since the end of the first quarter of 2000. As a percent of Revenue, clinical and other salaries and benefits expense increased to 27.2% for the three months ended March 31, 2001 from 24.7% for the three months ended March 31, 2000. This increase was due principally to increased labor costs and increased costs related to employee benefits.

         Dental supplies. Dental supplies expense decreased to $2.7 million for the three months ended March 31, 2001 from $3.0 million for the three months ended March 31, 2000, a decrease of $301,000, or 10.1%. This decrease resulted primarily from a more efficient use of the Company's national supply contract including an increase in the number of Dental Offices participating in the Company's national supply contract. As a percent of Revenue, dental supplies expense decreased to 4.9% for the three months ended March 31, 2001 from 5.4% for the three months ended March 31, 2000. This decrease was due principally to the increased efficiencies and participation in the Company's national supply contract.

         Laboratory fees. Laboratory fee expense remained constant at $2.9 million for the three months ended March 31, 2001 and 2000, respectively. As a percent of Revenue, laboratory fee expense increased slightly to 5.3% for the three months ended March 31, 2001 from 5.2% for the three months ended March 31, 2000.

         Occupancy. Occupancy expense increased to $2.7 million for the three months ended March 31, 2001 from $2.6 million for the three months ended March 31, 2000, an increase of $89,000, or 3.4%. The expense associated with the expansion or relocation of nine existing Dental Offices and the acquisition of one dental practice since the end of the first quarter of 2000 and higher costs associated with certain lease renewals was partially offset by two Dental Office closures since the end of the first quarter of 2000. As a percent of Revenue, occupancy expense increased slightly to 4.9% for the three months ended March 31, 2001 from 4.7% for the three months ended March 31, 2000.

         Advertising. Advertising expense decreased to $613,000 for the three months ended March 31, 2001 from $667,000 for the three months ended March 31, 2000, a decrease of $54,000, or 8.1%. This decrease resulted primarily from cost control initiatives that included the use of lower cost advertising. A greater emphasis was placed on direct mailings and other types of print advertising as opposed to the more expensive television and radio advertising. As a percent of Revenue, advertising expense decreased slightly to 1.1% for the three months ended March 31, 2001 from 1.2% for the three months ended March 31, 2000.

         Other operating expenses. Other operating expenses decreased to $5.9 million for the three months ended March 31, 2001 from $6.4 million for the three months ended March 31, 2000, a decrease of $468,000, or 7.3%. This decrease resulted primarily from lower bad debt expense due to improved cash collections. As a percent of Revenue, other operating expenses decreased to 10.8% for the three months ended March 31, 2001 from 11.6% for the three months ended March 31, 2000. This decrease was due principally to lower bad debt expense as a result of improved cash collections.

         Strategic alternative costs. Strategic alternative costs were $260,000 for the three months ended March 31, 2001 resulting primarily from legal and professional fees incurred from efforts to explore strategic alternatives in order to expand the Company's growth opportunities and maximize shareholder value. These alternatives included potential strategic transactions, including the potential issuance of debt securities in a subordinated debt transaction. On February 15, 2001, the Company announced that it had terminated discussions with third parties concerning a subordinated debt transaction.

         Depreciation and amortization. Depreciation and amortization expense increased to $2.8 million for the three months ended March 31, 2001 from $2.7 million for the three months ended March 31, 2000, an increase of $50,000, or 1.8%. This increase resulted primarily from additional goodwill amortization and depreciation expense on fixed assets associated with the expansion or relocation of nine existing Dental Offices and the acquisition of one dental practice since the end of the first quarter of 2000.

         Operating income. Operating income decreased to $3.5 million for the three months ended March 31, 2001 from $5.3 million for the three months ended March 31, 2000, a decrease of $1.8 million, or 33.5%. This decrease resulted primarily from higher salaries and employee benefit costs and strategic alternative costs partially offset by lower bad debt expense and dental supplies expense. As a percent of Revenue, operating income decreased to 6.5% for the three months ended March 31, 2001 from 9.7% for the three months ended March 31, 2000. This decrease was due principally to higher provider salaries and benefits expense, clinical and other salaries and benefits expense and strategic alternative costs as a percentage of Revenue and to a lesser extent slightly higher laboratory fee expense, occupancy expense and depreciation and amortization expense as a percentage of Revenue offset by margin improvement in dental supplies expense, advertising expense and other operating expenses as a percentage of Revenue.

         Interest expense, net. Interest expense, net remained constant at $2.6 million for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001, interest expense includes the amortization of warrants previously awarded to the Company's bank syndicate in conjunction with a 1999 amendment to the Company's loan agreement associated with its Credit Facility. This amount was offset by lower average outstanding debt balances and lower interest rates for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Average debt outstanding under the Credit Facility totaled $80.1 million for the three months ended March 31, 2001 compared to average debt outstanding of $82.7 million for the three months ended March 31, 2000. The average interest rate for the three months ended March 31, 2001 was approximately 9.8% compared to a rate of approximately 10.7% for the three months ended March 31, 2000.

         Minority interest in consolidated subsidiaries. Minority interest in consolidated subsidiaries decreased to $73,000 for the three months ended March 31, 2001 from $87,000 for the three months ended March 31, 2000, a decrease of $14,000, or 17.2%. This decrease resulted from lower net income in markets that are not wholly owned by the Company for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

         Income taxes. Income tax expense decreased to $502,000 for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000, a decrease of $691,000, or 57.9%. This decrease resulted from lower income before income taxes, which decreased to $903,000 for the three months ended March 31, 2001 from $2.7 million for the three months ended March 31, 2000, a decrease of $1.8 million, or 66.0%.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, the Company had a $2.5 million working capital surplus, representing a decrease of $76,000 from the working capital surplus of $2.6 million at December 31, 2000. This working capital surplus included current assets of $27.6 million, consisting of $6.3 million in cash and cash equivalents, $18.3 million in accounts receivable, net of allowances and prepaid expenses and other current assets of $3.0 million. Current assets were partially offset by current liabilities of $25.1 million, consisting of $2.5 million in accounts payable, $10.1 million in accrued liabilities, $6.2 million in amounts payable to affiliated dental group practices as consideration for accounts receivable acquired from such group practices and $6.3 million in current maturities of notes payable and capital lease obligations. The Company's principal sources of liquidity as of March 31, 2001 consisted of cash and cash equivalents and net accounts receivable. There can be no assurance that the Company's working capital surplus will continue in the future.

         For the three months ended March 31, 2001 and 2000, cash provided by operations was $6.5 million and $4.6 million, respectively.

         Cash used in investing activities was $1.3 million for the three months ended March 31, 2001 and $5.4 million for the three months ended March 31, 2000. For the three months ended March 31, 2001, $393,000 was utilized to meet contingent payments for acquisitions completed in prior periods and $862,000 was invested in the purchase of additional property and equipment. For the three months ended March 31, 2000, $4.1 million was utilized to meet contingent payments for acquisitions completed in prior periods and $1.3 million was invested in the purchase of additional property and equipment.

         For the three months ended March 31, 2001, cash used in financing activities was $2.0 million primarily comprised of the repayment of $3.0 million in outstanding debt offset by $1.2 million in net borrowings. For the three months ended March 31, 2000, cash provided by financing activities was $1.8 million primarily comprised of $2.4 million in net borrowings offset by the repayment of $616,000 in outstanding debt.

         The Company has a Credit Facility with a bank syndicate. The Loan Agreement associated with the Credit Facility was amended in April 2001 and expires on July 1, 2002. At March 31, 2001, the Company had $80.2 million outstanding under the Credit Facility. The amounts outstanding under the Credit Facility bear interest at the lead lender's prime rate plus three percent with interest payments due on a monthly basis. The Credit Facility requires the Company to repay principal based on a schedule whereby monthly payments are made aggregating $1.0 million, $1.3 million and $1.3 million in the second, third and fourth quarters of 2001, respectively, and $2.0 million and $2.3 million in the first quarter of 2002 and two months ended May 31, 2002, respectively. Additional principal payments will be required two times during the term of the Credit Facility if the Company exceeds certain cash flow levels. Bank fees totaling $601,000 are to be paid in equal installments on April 30, 2001 and June 1, 2001. A $500,000 fee is due on December 31, 2001 and April 30, 2002 if certain thresholds above the required amortization are not met. In connection with the April 2001 amendment, the lenders will receive warrants to purchase shares of the Company's Common Stock at an exercise price of $0.01 per share, equal to 5% of the outstanding shares of the Company's Common Stock as of July 1, 2002, if all outstanding debt is not paid in full by July 1, 2002. In connection with a prior amendment, the Company issued to the lenders warrants to purchase 394,721 shares of the Company's Common Stock at an exercise price of $0.01 per share. The Credit Facility prohibits the Company from incurring additional indebtedness, incurring liens, disposing of assets, making investments or making acquisitions without bank approval, and requires the Company to maintain certain financial covenants. These covenants require the Company to maintain minimum total net worth of $66.5 million as of December 31, 2001; minimum EBITDA, on a trailing three month basis, of $5.3 million as of April 30, 2001; and a limit on capital expenditures of $3.0 million from April 1, 2001 through December 31, 2001. These covenants fluctuate in future periods. The Credit Facility is secured by all of the assets of the Company.

         At March 31, 2001, the Company is in compliance with the terms of its Credit Facility. The Company believes it will be able to comply with the financial covenants in the amended Credit Facility through July 1, 2002.

         The Company believes that cash generated from operations will be sufficient to fund its core operations, capital requirements, and debt service requirements in 2001. However, the Credit Facility expires by its terms on July 1, 2002, and all of the Company's debt thereunder will then be due. The Company will not generate sufficient cash flow by July 1, 2002 to repay all or a substantial portion of its debt under the Credit Facility. In order to meet its short-term and long-term liquidity needs, including the amortization requirements of the Credit Facility, the Company may issue additional equity and debt securities, subject to approval by the bank syndicate and market and other conditions.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for certain financial instruments, including interest rate swap agreements. The Company enters into interest rate hedging agreements to manage its interest rate exposure. The Company adopted SFAS No. 133 on January 1, 2001 and its existing interest rate hedges were designated as cash flow hedges. The effective portion of the gain or loss on a cash flow hedge must be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion, if any, of the gain or loss on a cash flow hedge must be recognized currently in earnings. Based on the cash flow hedges in effect on March 31, 2001, derivative liabilities totaled approximately $608,000. The derivative liabilities were recorded in the Company's consolidated balance sheet at March 31, 2001, with an offsetting amount recognized in accumulated other comprehensive loss.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           (a)    Not applicable.

           (b)    Not applicable.

           (c) In March 2001, pursuant to a Stock Option Agreement, the Company granted options to purchase 20,000 shares of Common Stock at an exercise price of $0.2188 per share to a new director of the Company in reliance upon the exemption from registration under Regulation D promulgated under the Securities Act.

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


                                             MONARCH DENTAL CORPORATION



Date:  May 15, 2001                          By:  /s/ W. BARGER TYGART
                                                  ------------------------------
                                                  W. Barger Tygart
                                                  Chief Executive Officer


Date:  May 15, 2001                          By:  /s/ LISA K. PETERSON
                                                  ------------------------------
                                                  Lisa K. Peterson
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  11              Statement re: Computation of per share earnings