Form 10-Q
period 2001-06-30
MONARCH DENTAL CORP
filed 2001-08-14
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                             Yes [ ]     No [X]

Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

          Class                                Outstanding as of August 13, 2001
          -----                                ---------------------------------
 Common Stock, $.01 par value                             2,166,910

                           MONARCH DENTAL CORPORATION


                                      INDEX

                                                                                            Page No.
Part I.    Financial Information

           Item 1.       Report of Independent Public Accountants                              3

           Item 2.       Consolidated Financial Statements                                     4

           Item 3.       Management's Discussion and Analysis of Financial Condition

                         and Results of Operations                                             13


Part II.   Other Information

           Item 1.       Legal Proceedings                                                     21

           Item 2.       Changes in Securities and Use of Proceeds                             21

           Item 4.       Submission of Matters to Vote of Security-Holders                     21

           Item 6.       Exhibits and Reports Filed on Form 8-K                                22

Signatures                                                                                     23

Exhibit Index                                                                                  24

                          PART I. FINANCIAL INFORMATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Monarch Dental Corporation:

We have reviewed the accompanying consolidated balance sheet of Monarch Dental Corporation (a Delaware corporation) and subsidiaries as of June 30, 2001 and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



                                        ARTHUR ANDERSEN LLP

Dallas, Texas
  August 9, 2001

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,       December 31,
                                                                                                2001            2000
                                                                                           -------------    -------------
                                                                                            (Unaudited)
                                                          ASSETS

    Current assets:
       Cash and cash equivalents                                                           $   4,250,726    $   3,000,013
       Accounts receivable, net of allowances of approximately $11,646,000
            and $12,246,000, respectively                                                     17,604,988       17,873,979
       Prepaid expenses and other current assets                                               3,042,440        3,085,466
       Income tax receivable                                                                          --        1,830,335
                                                                                           -------------    -------------
            Total current assets                                                              24,898,154       25,789,793
    Property and equipment, net of accumulated depreciation of approximately $22,521,000
        and $19,787,000, respectively                                                         15,479,446       16,949,128
    Goodwill, net of accumulated amortization of approximately $18,328,000 and
        $15,527,000, respectively                                                            125,449,934      128,176,854
    Other assets                                                                               1,276,896          780,398
                                                                                           -------------    -------------
           Total assets                                                                    $ 167,104,430    $ 171,696,173
                                                                                           =============    =============
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable                                                                    $   1,692,927    $   4,237,847
       Accrued payroll                                                                         3,535,027        3,634,797
       Accrued liabilities                                                                     4,973,641        5,835,219
       Income tax payable                                                                        396,856               --
       Accrued restructuring charges                                                                  --          211,715
       Payable to affiliated dental group practices                                            5,289,657        4,816,856
       Current maturities of notes payable and capital lease obligations, net of fair value of unamortized warrants of approximately $224,000 and
          $448,000, respectively                                                               7,288,814        4,439,553
                                                                                           -------------    -------------
            Total current liabilities                                                         23,176,922       23,175,987
    Deferred income taxes                                                                      1,113,864        1,113,864
    Notes payable, net of fair value of unamortized warrants of $0 and approximately
          $112,000, respectively                                                              72,651,928       76,571,358
    Capital lease obligations                                                                    370,203          395,705
    Other liabilities                                                                          2,043,636        2,450,152
                                                                                           -------------    -------------
            Total liabilities                                                                 99,356,553      103,707,066
    Minority interest in consolidated subsidiaries                                               482,251          480,770
    Commitments and contingencies
    Stockholders' equity:
       Preferred Stock, $.01 par value, 2,000,000 shares authorized; no shares issued
         or outstanding                                                                               --               --

       Common Stock, $.01 par value, 50,000,000 shares authorized; 2,159,709 and
         2,150,911 shares issued and outstanding, respectively                                    21,597           21,509
       Additional paid-in capital                                                             67,507,356       67,483,858
       Retained earnings (deficit)                                                              (263,327)           2,970
                                                                                           -------------    -------------
            Total stockholders' equity                                                        67,265,626       67,508,337
                                                                                           -------------    -------------
            Total liabilities and stockholders' equity                                     $ 167,104,430    $ 171,696,173
                                                                                           =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------------   ---------------------------------
                                                       2001              2000              2001              2000
                                                  ---------------   ---------------   ---------------   ---------------
Patient revenue, net                              $    53,685,363   $    54,169,611   $   108,499,246   $   109,192,416
Operating expenses:
    Provider salaries and benefits                     18,326,692        18,077,376        36,928,563        36,005,613
    Clinical and other salaries and benefits           14,421,267        13,844,334        29,306,927        27,429,298
    Dental supplies                                     2,705,101         2,560,475         5,371,389         5,528,090
    Laboratory fees                                     2,852,876         2,622,395         5,744,374         5,486,656
    Occupancy                                           2,602,303         2,524,054         5,274,307         5,107,062
    Advertising                                           584,947           578,468         1,197,791         1,245,577
    Other operating expenses                            6,572,512         5,867,157        12,493,758        12,256,640
    Strategic alternative costs                            57,675           473,295           317,447           473,295
    Depreciation and amortization                       2,772,575         2,756,784         5,537,407         5,471,573
                                                  ---------------   ---------------   ---------------   ---------------
                                                       50,895,948        49,304,338       102,171,963        99,003,804
                                                  ---------------   ---------------   ---------------   ---------------
Operating income                                        2,789,415         4,865,273         6,327,283        10,188,612
Interest expense, net                                   2,504,601         2,563,536         5,066,084         5,145,232
Minority interest in consolidated subsidiaries             19,725            81,334            92,632           168,806
                                                  ---------------   ---------------   ---------------   ---------------
Income before income taxes                                265,089         2,220,403         1,168,567         4,874,574
Income taxes                                              173,710         1,001,152           676,133         2,194,344
                                                  ---------------   ---------------   ---------------   ---------------
Net income                                        $        91,379   $     1,219,251   $       492,434   $     2,680,230
                                                  ===============   ===============   ===============   ===============
Net income per common share                       $          0.04   $          0.57   $          0.23   $          1.25
                                                  ===============   ===============   ===============   ===============
Net income per common share - assuming dilution   $          0.04   $          0.55   $          0.22   $          1.21
                                                  ===============   ===============   ===============   ===============
Weighted average number of common shares
    outstanding                                         2,160,096         2,141,165         2,160,077         2,140,463
                                                  ===============   ===============   ===============   ===============
Weighted average number of common and
    Common equivalent shares outstanding                2,225,602         2,229,014         2,225,519         2,222,930
                                                  ===============   ===============   ===============   ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000 AND THE SIX
                           MONTHS ENDED JUNE 30, 2001



                                             COMMON STOCK             COMMON         ADDITIONAL      RETAINED         TOTAL
                                      ---------------------------    STOCK TO         PAID-IN         EARNINGS     STOCKHOLDERS'
                                          SHARES        AMOUNT       BE ISSUED        CAPITAL        (DEFICIT)        EQUITY
                                      ------------   ------------   ------------    ------------   ------------    ------------
Balance, December 31, 1998               1,997,042   $     19,970   $         --    $ 63,538,976   $ (6,095,825)   $ 57,463,121
   Net income                                   --             --             --              --      6,580,621       6,580,621
   Issuance of Common Stock                123,772          1,238        100,000       2,449,474             --       2,550,712
                                      ------------   ------------   ------------    ------------   ------------    ------------
Balance, December 31, 1999               2,120,814         21,208        100,000      65,988,450        484,796      66,594,454
   Net loss                                     --             --             --              --       (481,826)       (481,826)
   Issuance of Common Stock                 30,097            301       (100,000)      1,495,408             --       1,395,709
                                      ------------   ------------   ------------    ------------   ------------    ------------
Balance, December 31, 2000               2,150,911         21,509             --      67,483,858          2,970      67,508,337
   Net income                                   --             --             --              --        492,434         492,434
   Accumulated Other
     Comprehensive Loss                         --             --             --              --       (758,731)       (758,731)
   Issuance of Common Stock                  8,798             88             --          23,498             --          23,586
                                      ------------   ------------   ------------    ------------   ------------    ------------
Balance, June 30, 2001 (Unaudited)       2,159,709   $     21,597   $         --    $ 67,507,356   $   (263,327)   $ 67,265,626
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

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six months ended
                                                                               June 30,
                                                                      --------------------------
                                                                          2001           2000
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $   492,434    $ 2,680,230
     Adjustments to reconcile net income to net cash
         provided by operating activities -
         Depreciation and amortization                                  5,537,407      5,471,573
         Amortization of bank warrants                                    336,106         76,142
         Minority interest in consolidated subsidiaries                    92,632        168,806
         Changes in assets and liabilities, net of effects from
         acquisitions-
               Accounts receivable, net                                   268,991       (680,181)
               Prepaid expenses and other current assets                   43,026        (41,516)
               Income tax receivable/payable                            2,227,191      1,766,537
               Other noncurrent assets                                    514,342        658,609
               Accounts payable and accrued expenses                   (2,041,569)    (1,307,409)
               Accrued restructuring charges                             (211,715)      (310,918)
               Other liabilities                                          (88,235)        59,151
                                                                      -----------    -----------
                  Net cash provided by operating activities             7,170,610      8,541,024
                                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net                          (1,265,335)    (1,805,159)
     Cash paid for dental group practices, including
         related costs, net of cash acquired                             (393,281)    (5,192,827)
                                                                      -----------    -----------
                  Net cash used in investing activities                (1,658,616)    (6,997,986)
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable, net of issuance costs                 1,200,000      2,400,000
     Payments for debt issuance costs                                  (1,011,310)       (69,144)
     Payments on notes payable, capital lease obligations and other    (4,382,406)    (4,446,902)
     Distribution to stockholders/partners                                (91,151)      (121,815)
     Issuance of Common Stock                                              23,586         87,401
                                                                      -----------    -----------
                  Net cash used in financing activities                (4,261,281)    (2,150,460)
                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    1,250,713       (607,422)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          3,000,013      4,843,315
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 4,250,726    $ 4,235,893
                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                           $ 4,749,009    $ 4,535,296
                                                                      ===========    ===========
     Cash paid (received) for taxes                                   $(1,565,302)   $   464,894
                                                                      ===========    ===========
     Cash paid for strategic alternative costs                        $   317,447    $   473,295
                                                                      ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS

                  Monarch Dental Corporation ("Monarch"), a Delaware corporation, and subsidiaries (collectively, the "Company"), manages dental group practices in selected markets. At June 30, 2001, the Company managed 188 dental group practices in Texas, Wisconsin, Pennsylvania, Virginia, Ohio, Arkansas, Utah, Colorado, Georgia, New Jersey, Florida, Indiana, Arizona and New Mexico.

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION / BASIS OF CONSOLIDATION

                  The financial statements for the three and six months ended June 30, 2001 and 2000, have been prepared by the Company, without audit, pursuant to Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting." Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to APB Opinion No. 28; nevertheless, management of the Company believes that the disclosures herein are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three and six months ended June 30, 2001 and 2000, have been included herein. The results of operations for the three and six month periods are not necessarily indicative of the results for the full year.

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

         NET INCOME PER COMMON SHARE

                  The net income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share has been calculated using the treasury stock method for stock options and other dilutive securities. Such shares totaled 65,506 and 87,849 for the three month periods ended June 30, 2001 and 2000, respectively, and 65,442 and 82,467 for the six month periods ended June 30, 2001 and 2000, respectively.

         OTHER

                  Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentations.

3.       NEW ACCOUNTING PRONOUNCEMENTS

                  Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" are new accounting standards that will be applicable to the Company. SFAS 141 requires business combinations to be accounted for using the purchase method. SFAS 142 describes the accounting for intangible assets acquired individually or with a group of other assets. The Statement also addresses goodwill impairment and methods to measure an impairment loss. The impact of these new accounting standards has not yet been determined. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

4.       NOTES PAYABLE

                  The Company has a Credit Facility with a bank syndicate. The Loan Agreement associated with the Credit Facility was amended in April 2001 and expires on July 1, 2002. At June 30, 2001, the Company had $79.1 million outstanding under the Credit Facility. The amounts outstanding under the Credit Facility bear interest at the lead lender's prime rate plus three percent with interest payments due on a monthly basis. The Credit Facility requires the Company to repay principal based on a schedule whereby monthly payments are made aggregating $1.3 million in both the third and fourth quarters of 2001, and $2.0 million and $2.3 million in the first quarter of 2002 and two months ended May 31, 2002, respectively. Additional principal payments will be required two times during the term of the Credit Facility if the Company exceeds certain cash flow levels. A $500,000 fee is due on December 31, 2001 and April 30, 2002 if certain additional principal amortization thresholds above the required amortization are not met. The Credit Facility prohibits the Company from incurring additional indebtedness, incurring liens, disposing of assets, making investments or making acquisitions without bank approval, and requires the Company to maintain certain financial covenants. These covenants require the Company to maintain minimum total net worth of $66.5 million as of December 31, 2001; minimum EBITDA, on a trailing three month basis, of $5.0 million as of June 30, 2001; and a limit on capital expenditures of $3.0 million from April 1, 2001 through December 31, 2001. These covenants fluctuate in future periods. The Credit Facility is secured by all of the assets of the Company.

                  At June 30, 2001, the Company is in compliance with the terms of its Credit Facility. The Company believes it will be able to comply with the financial covenants in the amended Credit Facility through July 1, 2002.

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

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for certain financial instruments, including interest rate swap agreements. The Company enters into interest rate hedging agreements to manage its interest rate exposure. The Company adopted SFAS No. 133 on January 1, 2001 and its existing interest rate hedges were designated as cash flow hedges. The effective portion of the gain or loss on a cash flow hedge must be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion, if any, of the gain or loss on a cash flow hedge must be recognized currently in earnings. Based on the cash flow hedges in effect on June 30, 2001, derivative liabilities totaled approximately $759,000. The derivative liabilities were recorded in the Company's consolidated balance sheet at June 30, 2001, with an offsetting amount recognized in Accumulated Other Comprehensive Loss.

5.       COMMITMENTS AND CONTINGENCIES

         LITIGATION, CLAIMS, AND ASSESSMENTS

                  The Company is engaged in various legal proceedings incidental to its business activities. Management does not believe the resolution of such matters will have a material adverse effect on the Company's financial position, results of operations or liquidity.

6.       STOCKHOLDERS' EQUITY

                  The Company effectuated a one-for-six reverse stock split at the commencement of trading on June 19, 2001.

7.       SEGMENT REPORTING

                  The Company organizes its business into four reportable segments. The Company's reportable segments are strategic business units, and are comprised of the following:

                  Region One - Includes Dallas/Fort Worth, Houston, San
                               Antonio, West Texas, and Philadelphia Dental
                               Offices.

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

                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                             (Dollars in thousands)
                                   (Unaudited)

                            Region 1    Region 2    Region 3    Region 4     Total
                            --------    --------    --------    --------    --------
Patient revenue, net        $ 21,873    $ 11,458    $  8,276    $ 12,078    $ 53,685
Total operating expenses      18,400       9,382       7,005      10,885      45,672
                            --------    --------    --------    --------    --------
Segment contribution           3,473       2,076       1,271       1,193       8,013
Contribution margin               16%         18%        15%         10%         15%
Depreciation and
     amortization expense      1,000         699         392         524       2,615
Interest expense, net              2          22          --           6          30
Segment profit              $  2,471    $  1,355    $    879    $    663    $  5,368

Capital expenditures        $    184    $     28    $     64    $     97    $    373
Total assets                $ 51,933    $ 52,078    $ 22,388    $ 27,357    $153,756


                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                             (Dollars in thousands)
                                   (Unaudited)

                            Region 1    Region 2    Region 3    Region 4     Total
                            --------    --------    --------    --------    --------
Patient revenue, net        $ 22,523    $ 12,185    $  7,486    $ 11,976    $ 54,170
Total operating expenses      17,905       9,411       6,291      10,348      43,955
                            --------    --------    --------    --------    --------
Segment contribution           4,618       2,774       1,195       1,628      10,215
Contribution margin               21%         23%         16%         14%         19%
Depreciation and
     amortization expense      1,059         713         390         491       2,653
Interest expense, net             25          57           2           6          90
Segment profit              $  3,534    $  2,004    $    803    $  1,131    $  7,472

Capital expenditures        $    133    $     66    $    117    $    141    $    457
Total assets                $ 57,315    $ 60,608    $ 22,776    $ 29,792    $170,491


Reconciliation of Profit (in thousands)             Three Months Ended June 30
                                                  -------------------------------
                                                       2001             2000
                                                  --------------   --------------
Segment profit                                    $        5,368   $        7,472
Unallocated amounts:
Corporate operating expenses                               2,393            2,120
Corporate strategic alternative costs                         58              473
Corporate depreciation and amortization expense              157              104
Corporate interest expense, net                            2,475            2,474
Minority interest in consolidated subsidiaries                20               81
                                                  --------------   --------------
Income before income taxes                        $          265   $        2,220
                                                  ==============   ==============

Capital expenditures                              $           30   $           39
Total assets                                      $       13,348   $        7,032

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                             (Dollars in thousands)
                                   (Unaudited)

                            Region 1    Region 2    Region 3    Region 4     Total
                            --------    --------    --------    --------    --------
Patient revenue, net        $ 44,735    $ 23,066    $ 16,032    $ 24,666    $108,499
Total operating expenses      37,173      18,710      13,582      21,974      91,439
                            --------    --------    --------    --------    --------
Segment contribution           7,562       4,356       2,450       2,692      17,060
Contribution margin               17%         19%         15%         11%         16%
Depreciation and
     amortization expense      2,015       1,397         781       1,030       5,223
Interest expense, net              1          49          --          10          60
Segment profit              $  5,546    $  2,910    $  1,669    $  1,652    $ 11,777

Capital expenditures        $    380    $     79    $    175    $    594    $  1,228
Total assets                $ 51,933    $ 52,078    $ 22,388    $ 27,357    $153,756



                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (Dollars in thousands)
                                   (Unaudited)

                            Region 1    Region 2    Region 3    Region 4     Total
                            --------    --------    --------    --------    --------
Patient revenue, net        $ 46,186    $ 23,742    $ 15,038    $ 24,226    $109,192
Total operating expenses      36,441      18,880      12,652      20,688      88,661
                            --------    --------    --------    --------    --------
Segment contribution           9,745       4,862       2,386       3,538      20,531
Contribution margin               21%         20%         16%         15%         19%
Depreciation and
     amortization expense      2,132       1,421         771         959       5,283
Interest expense, net             42          97           3          13         155
Segment profit              $  7,571    $  3,344    $  1,612    $  2,566    $ 15,093

Capital expenditures        $    371    $    259    $    319    $    817    $  1,766
Total assets                $ 57,315    $ 60,608    $ 22,776    $ 29,792    $170,491


Reconciliation of Profit (in thousands)             Six Months Ended June 30
                                                  -----------------------------
                                                      2001            2000
                                                  -------------   -------------
Segment profit                                    $      11,777   $      15,093
Unallocated amounts:
Corporate operating expenses                              4,878           4,398
Corporate strategic alternative costs                       317             473
Corporate depreciation and amortization expense             314             188
Corporate interest expense, net                           5,006           4,990
Minority interest in consolidated subsidiaries               93             169
                                                  -------------   -------------
Income before income taxes                        $       1,169   $       4,875
                                                  =============   =============

Capital expenditures                              $          37   $          39
Total assets                                      $      13,348   $       7,032

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements under "Liquidity and Capital Resources" regarding the availability of cash from operations to fund core operations, capital requirements, obligations under the Company's credit facility as well as the Company's ability to comply with the financial covenants set forth in its loan agreement under the credit facility through July 1, 2002. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, risks associated with maintaining sufficient liquidity to fund future operations, the ability of the Company to recruit additional dentists and thereby increase revenue and margins, the Company's risks associated with its contracts with third party payors and the impact of any terminations or potential terminations of such contracts, the government regulation of the dental industry, the ability to control salary, benefits, travel costs, legal fees and risks associated with the operating performance and personnel issues in Houston, Philadelphia, Atlanta, New Jersey and Colorado markets and its ability to address the performance in these markets, risks associated with the change of status or departure of key management personnel, and other risks detailed in the Company's Securities and Exchange Commission filings. These and other risk factors are listed in the Company's Form 10-K for the year ended December 31, 2000 as filed with the U.S. Securities and Exchange Commission.

OVERVIEW

         The Company manages dental group practices in selected markets located in Texas, Wisconsin, Pennsylvania, Virginia, Ohio, Arkansas, Utah, Colorado, Georgia, New Jersey, Florida, Indiana, Arizona and New Mexico. The managed dental facilities (each, a "Dental Office" and collectively, the "Dental Offices") provide general dentistry services such as examinations, cleanings, fillings, bonding, placing crowns and fitting and placing fixed or removable prostheses. Many of the Dental Offices also provide specialty dental services such as orthodontics, oral surgery, endodontics, periodontics and pediatric dentistry. The Dental Offices focus on fee-for-service dentistry, supplementing this business with revenue from contracts with capitated managed dental care plans.

         The Company seeks to build geographically dense networks of dental providers by expanding within its existing markets. The Company has generated growth within its existing markets by assisting the Dental Offices in increasing patient volume and fees in existing Dental Offices, either on a per-patient or per-procedure basis, by increasing the physical space of existing Dental Offices and by opening Dental Offices on a de novo basis. The Company has entered selected new markets by acquiring dental group practices. The Company has used the acquired dental group practice as a "pedestal" from which to expand within the newly entered market.

         The following table sets forth the number of Dental Offices owned and managed by the Company during each of the years indicated, including the number of de novo Dental Offices and acquired Dental Offices in each such year.

                                  2001(a)        2000         1999         1998         1997
                                 ---------    ---------    ---------    ---------    ---------
Offices at beginning of period         189          190          192           99           53
De novo offices                         --            1           --            7            7
Acquired offices                        --            1            7           88           39
Closed offices                          (1)          (3)          (9)          (2)          --
                                 ---------    ---------    ---------    ---------    ---------
Offices at end of period               188          189          190          192           99
                                 =========    =========    =========    =========    =========

(a) Through June 30, 2001

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

         Patient revenue, net ("Revenue") represents the revenue of the professional dental corporations and associations managed by the Company ("P.C.s") or the Company (in states in which ownership of dental practices by the Company is permitted), reported at estimated realizable amounts, received from third-party payors and patients for dental services rendered at the Dental Offices. Operating expenses consist of the expenses incurred by the Company or the P.C.s in connection with the operation and management of the Dental Offices. These include salaries and benefits paid to dentists and hygienists by the P.C.s or by the Company in states in which it operates and in which ownership of dental practices by the Company is permitted (currently Wisconsin), salaries and benefits for personnel other than dentists and hygienists, dental supplies, dental laboratory fees, occupancy costs, advertising, equipment leases, management information systems and other expenses related to dental practice operations, as well as depreciation and amortization expense.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Patient revenue, net. Revenue decreased to $53.7 million for the three months ended June 30, 2001 from $54.2 million for the three months ended June 30, 2000, a decrease of $484,000, or 0.9%. This decrease resulted primarily from the management changes and dentist turnover in the Company's Houston, Philadelphia, Atlanta, New Jersey and Colorado markets that negatively impacted Revenue for the three months ended June 30, 2001. The Company has taken steps to resolve the operational issues in an attempt to improve the overall performance of these markets. The negative performance of the aforementioned markets was offset by fee schedule increases and additional fee-for-service patient volume at the Dental Offices in the remaining thirteen markets and to a lesser extent the expansion or relocation of eight existing Dental Offices and the acquisition of one dental practice since the end of the second quarter of 2000.

         Fee-for-service revenue (i.e., revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased to $32.1 million for the three months ended June 30, 2001 from $31.1 million for the three months ended June 30, 2000, an increase of $1.0 million, or 3.4%. This increase resulted primarily from fee schedule increases and additional fee-for-service patient volume at the Dental Offices and to a lesser extent the expansion or relocation of eight existing Dental Offices and the acquisition of one dental practice since the end of the second quarter of 2000. Managed dental care revenue (i.e., revenue from capitated managed dental care plans, including capitation payments and patient co-payments) decreased to $21.6 million for the three months ended June 30, 2001 from $23.1 million for the three months ended June 30, 2000, a decrease of $1.5 million, or 6.6%. This decrease resulted primarily from the elimination of several less profitable managed care plans partially offset by fee increases in the remaining managed care plans. As a percentage of Revenue, fee-for-service revenue increased to 59.8% for the three months ended June 30, 2001 from 57.4% for the three months ended June 30, 2000.

         Provider salaries and benefits. Provider salaries and benefits expense increased to $18.3 million for the three months ended June 30, 2001 from $18.1 million for the three months ended June 30, 2000, an increase of $249,000, or 1.4%. This increase resulted primarily from higher hygienist compensation in several markets and overall increases in employee benefit costs and to a lesser extent the expansion or relocation of eight existing Dental Offices and the acquisition of one dental practice since the end of the second quarter of 2000. As a percent of Revenue, provider salaries and benefits expense increased to 34.1% for the three months ended June 30, 2001 from 33.4% for the three months ended June 30, 2000. This increase was due principally to increased hygienist compensation in several of the Company's markets and to a lesser extent to increased costs related to employee benefits and a decline in overall Revenue.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense increased to $14.4 million for the three months ended June 30, 2001 from $13.8 million for the three months ended June 30, 2000, an increase of $577,000, or 4.2%. This increase resulted primarily from increased labor costs and increased employee benefit costs and to a lessor extent the expansion or relocation of eight existing Dental Offices and the acquisition of one dental practice since the end of the second quarter of 2000. As a percent of Revenue, clinical and other salaries and benefits expense increased to 26.9% for the three months ended June 30, 2001 from 25.6% for the three months ended June 30, 2000. This increase was due principally to increased labor costs, increased costs related to employee benefits and a decline in overall Revenue.

         Dental supplies. Dental supplies expense increased to $2.7 million for the three months ended June 30, 2001 from $2.6 million for the three months ended June 30, 2000, an increase of $145,000, or 5.7%. This increase resulted primarily from increased supply costs and to a lessor extent the expansion or relocation of eight existing Dental Offices and the acquisition of one dental practice since the end of the second quarter of 2000. As a percent of Revenue, dental supplies expense increased to 5.0% for the three months ended June 30, 2001 from 4.7% for the three months ended June 30, 2000. This increase was due principally to increased supply costs.

         Laboratory fees. Laboratory fee expense increased to $2.9 million for the three months ended June 30, 2001 from $2.6 million for the three months ended June 30, 2000, an increase of $230,000, or 8.8%. This increase resulted primarily from increased dental procedures requiring the use of a laboratory. As a percent of Revenue, laboratory fee expense increased to 5.3% for the three months ended June 30, 2001 from 4.8% for the three months ended June 30, 2000. This increase was due principally to increased laboratory use.

         Occupancy. Occupancy expense increased to $2.6 million for the three months ended June 30, 2001 from $2.5 million for the three months ended June 30, 2000, an increase of $78,000, or 3.1%. The expense associated with the expansion or relocation of eight existing Dental Offices and the acquisition of one dental practice since the end of the second quarter of 2000 and higher costs associated with certain lease renewals was partially offset by three Dental Office closures since the end of the second quarter of 2000. As a percent of Revenue, occupancy expense increased slightly to 4.8% for the three months ended June 30, 2001 from 4.7% for the three months ended June 30, 2000.

         Advertising. Advertising expense increased slightly to $585,000 for the three months ended June 30, 2001 from $578,000 for the three months ended June 30, 2000, an increase of $7,000, or 1.0%. As a percent of Revenue, advertising expense remained constant at 1.1% for the three months ended June 30, 2001 and 2000, respectively.

         Other operating expenses. Other operating expenses increased to $6.6 million for the three months ended June 30, 2001 from $5.9 million for the three months ended June 30, 2000, an increase of $705,000, or 12.0%. This increase resulted primarily from higher legal fees and travel expenses incurred in connection with the management changes and dentist turnover in the five markets mentioned above and computer conversions in certain markets for the purpose of standardizing the Company's dental management system throughout its national network of offices. Additionally, the Company experienced higher dentist referral fees in the Wisconsin market where specialty services are not available and higher outside consulting fees that were engaged to review the Company's overall compensation structure and other back office operations at the Dental Offices. As a percent of Revenue, other operating expenses increased to 12.2% for the three months ended June 30, 2001 from 10.8% for the three months ended June 30, 2000. This increase was due principally to the higher expenses mentioned above.

         Strategic alternative costs. Strategic alternative costs were $58,000 for the three months ended June 30, 2001 and $473,000 for the three months ended June 30, 2000 resulting primarily from legal and professional fees incurred from efforts to explore strategic alternatives in order to expand the Company's growth opportunities and maximize shareholder value. Currently, the Company is not actively seeking to consummate a strategic transaction.

         Depreciation and amortization. Depreciation and amortization expense remained constant at $2.8 million for the three months ended June 30, 2001 and 2000, respectively.

         Operating income. Operating income decreased to $2.8 million for the three months ended June 30, 2001 from $4.9 million for the three months ended June 30, 2000, a decrease of $2.1 million, or 42.7%. This decrease resulted primarily from lower overall Revenue and higher expenses related to provider and clinical and other salaries and benefits, supplies and laboratory fees, legal fees, travel, computer conversions and dentist referral fees. These costs were partially offset by decreased strategic alternative costs for the three months ended June 30, 2001. As a percent of Revenue, operating income decreased to 5.2% for the three months ended June 30, 2001 from 9.0% for the three months ended June 30, 2000. This decrease was due principally to lower overall Revenue, higher provider salaries and benefits expense, clinical and other salaries and benefits expense, dental supplies expense, laboratory fee expense and other operating expenses as a percentage of Revenue and to a lesser extent slightly higher occupancy expense and depreciation and amortization expense as a percentage of Revenue partially offset by lower strategic alternative costs as a percentage of Revenue.

         Interest expense, net. Interest expense, net decreased to $2.5 million for the three months ended June 30, 2001 from $2.6 million for the three months ended June 30, 2000, a decrease of $59,000, or 2.3%. This decrease resulted primarily from lower average outstanding debt balances for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Average debt outstanding under the Credit Facility totaled $80.1 million for the three months ended June 30, 2001 compared to average debt outstanding of $82.2 million for the three months ended June 30, 2000.

         Minority interest in consolidated subsidiaries. Minority interest in consolidated subsidiaries decreased to $20,000 for the three months ended June 30, 2001 from $81,000 for the three months ended June 30, 2000, a decrease of $61,000, or 76.5%. This decrease resulted from lower net income in markets that are not wholly owned by the Company for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

         Income taxes. Income tax expense decreased to $174,000 for the three months ended June 30, 2001 from $1.0 million for the three months ended June 30, 2000, a decrease of $827,000, or 82.6%. This decrease resulted from lower income before income taxes, which decreased to $265,000 for the three months ended June 30, 2001 from $2.2 million for the three months ended June 30, 2000, a decrease of $2.0 million, or 88.1%.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Patient revenue, net. Revenue decreased to $108.5 million for the six months ended June 30, 2001 from $109.2 million for the six months ended June 30, 2000, a decrease of $693,000, or 0.6%. This decrease resulted primarily from one less business day for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Revenue on a per day basis increased to $848,000 for the six months ended June 30, 2001 from $846,000 for the six months ended June 30, 2000. Additionally, the management changes and dentist turnover in the Company's Houston, Philadelphia, Atlanta, New Jersey and Colorado markets negatively impacted Revenue for the six months ended June 30, 2001. The Company has taken steps to resolve these operational issues in an attempt to improve the overall performance of these markets. The effect of one less business day and the negative performance of the five markets listed above was offset by fee schedule increases and additional fee-for-service patient volume at the Dental Offices in the remaining thirteen markets and to a lesser extent the expansion or relocation of eight existing Dental Offices and the acquisition of one dental practice since the end of the second quarter of 2000.

         Fee-for-service revenue (i.e., revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased to $65.2 million for the six months ended June 30, 2001 from $63.6 million for the six months ended June 30, 2000, an increase of $1.6 million, or 2.4%. This increase resulted primarily from fee schedule increases and additional fee-for-service patient volume at the Dental Offices and to a lesser extent the expansion or relocation of eight existing Dental Offices and the acquisition of one dental practice since the end of the second quarter of 2000. Managed dental care revenue (i.e., revenue from capitated managed dental care plans, including capitation payments and patient co-payments) decreased to $43.3 million for the six months ended June 30, 2001 from $45.6 million for the six months ended June 30, 2000, a decrease of $2.3 million, or 4.9%. This decrease resulted primarily from the elimination of several less profitable managed care plans partially offset by fee increases in the remaining managed care plans. As a percentage of Revenue, fee-for-service revenue increased to 60.1% for the six months ended June 30, 2001 from 58.3% for the six months ended June 30, 2000.

         Provider salaries and benefits. Provider salaries and benefits expense increased to $36.9 million for the six months ended June 30, 2001 from $36.0 million for the six months ended June 30, 2000, an increase of $923,000, or 2.6%. This increase resulted primarily from higher dentist and hygienist compensation in several markets and overall increases in employee benefit costs and to a lesser extent the expansion or relocation of eight existing Dental Offices and the acquisition of one dental practice since the end of the second quarter of 2000. As a percent of Revenue, provider salaries and benefits expense increased to 34.0% for the six months ended June 30, 2001 from 33.0% for the six months ended June 30, 2000. This increase was due principally to increased dentist and hygienist compensation in several of the Company's markets and to a lesser extent to increased costs related to employee benefits and a decline in overall Revenue.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense increased to $29.3 million for the six months ended June 30, 2001 from $27.4 million for the six months ended June 30, 2000, an increase of $1.9 million, or 6.8%. This increase resulted primarily from increased labor costs and increased employee benefit costs and to a lesser extent the expansion or relocation of eight existing Dental Offices and the acquisition of one dental practice since the end of the second quarter of 2000. As a percent of Revenue, clinical and other salaries and benefits expense increased to 27.0% for the six months ended June 30, 2001 from 25.1% for the six months ended June 30, 2000. This increase was due principally to increased labor costs and increased costs related to employee benefits and a decline in overall Revenue.

         Dental supplies. Dental supplies expense decreased to $5.4 million for the six months ended June 30, 2001 from $5.5 million for the six months ended June 30, 2000, a decrease of $157,000, or 2.8%. This decrease resulted primarily from a more efficient use of the Company's national supply contract including an increase in the number of Dental Offices participating in the Company's national supply contract. As a percent of Revenue, dental supplies expense decreased slightly to 5.0% for the six months ended June 30, 2001 from 5.1% for the six months ended June 30, 2000.

         Laboratory fees. Laboratory fee expense increased to $5.7 million for the six months ended June 30, 2001 from $5.5 million for the six months ended June 30, 2000, an increase of $258,000, or 4.7%. This increase resulted primarily from increased dental procedures requiring the use of a laboratory. As a percent of Revenue, laboratory fee expense increased to 5.3% for the six months ended June 30, 2001 from 5.0% for the six months ended June 30, 2000. This increase was due principally to increased laboratory use.

         Occupancy. Occupancy expense increased to $5.3 million for the six months ended June 30, 2001 from $5.1 million for the six months ended June 30, 2000, an increase of $167,000, or 3.3%. The expense associated with the expansion or relocation of eight existing Dental Offices and the acquisition of one dental practice since the end of the second quarter of 2000 and higher costs associated with certain lease renewals was partially offset by three Dental Office closures since the end of the second quarter of 2000. As a percent of Revenue, occupancy expense increased slightly to 4.9% for the six months ended June 30, 2001 from 4.7% for the six months ended June 30, 2000.

         Advertising. Advertising expense remained constant at $1.2 million for the six months ended June 30, 2001 and 2000, respectively. As a percent of Revenue, advertising expense remained constant at 1.1% for the six months ended June 30, 2001 and 2000, respectively.

         Other operating expenses. Other operating expenses increased to $12.5 million for the six months ended June 30, 2001 from $12.3 million for the six months ended June 30, 2000, an increase of $237,000, or 1.9%. This increase resulted primarily from higher legal fees and travel expenses incurred in connection with the management changes and dentist turnover in the five markets listed above and computer conversions in certain markets for the purpose of standardizing the Company's dental management system throughout its national network of offices. Additionally, the Company experienced higher dentist referral fees in the Wisconsin market where specialty services are not available and higher outside consulting fees that were engaged to review the Company's overall compensation structure and other back office operations at the Dental Offices. These amounts were partially offset by lower bad debt expense due to improved collections at the Dental Offices. As a percent of Revenue, other operating expenses increased to 11.5% for the six months ended June 30, 2001 from 11.2% for the six months ended June 30, 2000. This increase was due principally to the higher expenses mentioned above.

         Strategic alternative costs. Strategic alternative costs were $317,000 for the six months ended June 30, 2001 and $473,000 for the six months ended June 30, 2000 resulting primarily from legal and professional fees incurred from efforts to explore strategic alternatives in order to expand the Company's growth opportunities and maximize shareholder value. Currently, the Company is not actively seeking to consummate a strategic transaction.

         Depreciation and amortization. Depreciation and amortization expense remained constant at $5.5 million for the six months ended June 30, 2001 and 2000, respectively.

         Operating income. Operating income decreased to $6.3 million for the six months ended June 30, 2001 from $10.2 million for the six months ended June 30, 2000, a decrease of $3.9 million, or 37.9%. This decrease resulted primarily from higher expenses related to provider and clinical and other salaries and benefits and lower Revenue due principally to one less business day for the six months ended June 30, 2001 and the management changes and dentist turnover in the five markets listed above. To a lesser extent operating income declined due to higher expenses related to laboratory fees, legal fees, travel, computer conversions and dentist referral fees for the six months ended June 30, 2001. These costs were partially offset by decreased dental supplies expense and strategic alternative costs for the six months ended June 30, 2001. As a percent of Revenue, operating income decreased to 5.8% for the six months ended June 30, 2001 from 9.3% for the six months ended June 30, 2000. This decrease was due principally to higher provider salaries and benefits expense, clinical and other salaries and benefits expense, laboratory fee expense and other operating expenses as a percentage of Revenue and to a lesser extent slightly higher occupancy expense and depreciation and amortization expense as a percentage of Revenue partially offset by slightly lower dental supplies expense and strategic alternative costs as a percentage of Revenue.

         Interest expense, net. Interest expense, net remained constant at $5.1 million for the six months ended June 30, 2001 and 2000, respectively. The Company had lower average outstanding debt balances and lower interest rates for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Average debt outstanding under the Credit Facility totaled $80.1 million for the six months ended June 30, 2001 compared to average debt outstanding of $82.4 million for the six months ended June 30, 2000. The average interest rate for the six months ended June 30, 2001 was approximately 10.1% compared to a rate of approximately 10.5% for the six months ended June 30, 2000. The decrease in interest expense due to the lower outstanding debt balance and lower interest rates was offset by higher amortization expense of warrants previously awarded to the Company's bank syndicate in conjunction with a 1999 amendment to the Company's loan agreement associated with its Credit Facility for the six months ended June 30, 2001.

         Minority interest in consolidated subsidiaries. Minority interest in consolidated subsidiaries decreased to $93,000 for the six months ended June 30, 2001 from $169,000 for the six months ended June 30, 2000, a decrease of $76,000, or 45.0%. This decrease resulted from lower net income in markets that are not wholly owned by the Company for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

         Income taxes. Income tax expense decreased to $676,000 for the six months ended June 30, 2001 from $2.2 million for the six months ended June 30, 2000, a decrease of $1.5 million, or 69.2%. This decrease resulted from lower income before income taxes, which decreased to $1.2 million for the six months ended June 30, 2001 from $4.9 million for the six months ended June 30, 2000, a decrease of $3.7 million, or 76.0%.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, the Company had a $1.7 million working capital surplus, representing a decrease of $893,000 from the working capital surplus of $2.6 million at December 31, 2000. This working capital surplus included current assets of $24.9 million, consisting of $4.3 million in cash and cash equivalents, $17.6 million in accounts receivable, net of allowances and prepaid expenses and other current assets of $3.0 million. Current assets were partially offset by current liabilities of $23.2 million, consisting of $1.7 million in accounts payable, $8.9 million in accrued liabilities, $5.3 million in amounts payable to affiliated dental group practices as consideration for accounts receivable acquired from such group practices and $7.3 million in current maturities of notes payable and capital lease obligations. The Company's principal sources of liquidity as of June 30, 2001 consisted of cash and cash equivalents and net accounts receivable. There can be no assurance that the Company's working capital surplus will continue in the future.

         For the six months ended June 30, 2001 and 2000, cash provided by operations was $7.2 million and $8.5 million, respectively.

         Cash used in investing activities was $1.7 million for the six months ended June 30, 2001 and $7.0 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, $393,000 was utilized to meet contingent payments for acquisitions completed in prior periods and $1.3 million was invested in the purchase of additional property and equipment. For the six months ended June 30, 2000, $5.2 million was utilized to meet contingent payments for acquisitions completed in prior periods and $1.8 million was invested in the purchase of additional property and equipment.

         For the six months ended June 30, 2001, cash used in financing activities was $4.3 million primarily comprised of the repayment of $4.4 million in outstanding debt and $1.1 million in debt issuance costs offset by $1.2 million in net borrowings. For the six months ended June 30, 2000, cash used in financing activities was $2.2 million primarily comprised of the repayment of $4.4 million in outstanding debt offset by $2.4 million in net borrowings.

         The Company has a Credit Facility with a bank syndicate. The Loan Agreement associated with the Credit Facility was amended in April 2001 and expires on July 1, 2002. At June 30, 2001, the Company had $79.1 million outstanding under the Credit Facility. The amounts outstanding under the Credit Facility bear interest at the lead lender's prime rate plus three percent with interest payments due on a monthly basis. The Credit Facility requires the Company to repay principal based on a schedule whereby monthly payments are made aggregating $1.3 million in both the third and fourth quarters of 2001, and $2.0 million and $2.3 million in the first quarter of 2002 and two months ended May 31, 2002, respectively. Additional principal payments will be required two times during the term of the Credit Facility if the Company exceeds certain cash flow levels. A $500,000 fee is due on December 31, 2001 and April 30, 2002 if certain additional principal amortization thresholds above the required amortization are not met. The Credit Facility prohibits the Company from incurring additional indebtedness, incurring liens, disposing of assets, making investments or making acquisitions without bank approval, and requires the Company to maintain certain financial covenants. These covenants require the Company to maintain minimum total net worth of $66.5 million as of December 31, 2001; minimum EBITDA, on a trailing three month basis, of $5.0 million as of June 30, 2001; and a limit on capital expenditures of $3.0 million from April 1, 2001 through December 31, 2001. These covenants fluctuate in future periods. The Credit Facility is secured by all of the assets of the Company.

         At June 30, 2001, the Company is in compliance with the terms of its Credit Facility. The Company believes it will be able to comply with the financial covenants in the amended Credit Facility through July 1, 2002.

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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for certain financial instruments, including interest rate swap agreements. The Company enters into interest rate hedging agreements to manage its interest rate exposure. The Company adopted SFAS No. 133 on January 1, 2001 and its existing interest rate hedges were designated as cash flow hedges. The effective portion of the gain or loss on a cash flow hedge must be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion, if any, of the gain or loss on a cash flow hedge must be recognized currently in earnings. Based on the cash flow hedges in effect on June 30, 2001, derivative liabilities totaled approximately $759,000. The derivative liabilities were recorded in the Company's consolidated balance sheet at June 30, 2001, with an offsetting amount recognized in Accumulated Other Comprehensive Loss.
                                       20

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

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

           At the Annual Meeting of Shareholders of the Company held on June 7, 2001, the shareholders of the Company approved the election of John
           E. Maupin, Jr., D.D.S., the Board of Directors' nominee, as a Class I Director of the Company to hold office until the 2004 Annual Meeting of Shareholders and until his successor is duly elected and qualified. No other nominations were made. The total number of votes cast for the election of the Class I Director was 11,307,310. Set forth below is a tabulation of the vote:

                                               Votes For         Votes Withheld
                                               ---------         --------------
            John E. Maupin, Jr., D.D.S.        10,991,408           315,902

           There were no broker non-votes on this matter.

           At the Annual Meeting of Shareholders of the Company held on June 7, 2001, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation to effectuate a one-for-six reverse stock split. No other amendments were made. The total number of votes cast for the amendment to the Company's Certificate of Incorporation was 11,307,310. Set forth below is a tabulation of the vote:

                                                        Votes For     Votes Against    Votes Abstain
                                                        ---------     -------------    -------------
            Amendment to Certificate of Incorporation   10,887,266       311,038          109,006

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


                                              MONARCH DENTAL CORPORATION



Date:  August 14, 2001                        By:  /s/ W. BARGER TYGART
                                                  ------------------------------
                                                  W. Barger Tygart
                                                  Chief Executive Officer


Date:  August 14, 2001                        By:  /s/ LISA K. PETERSON
                                                   -----------------------------
                                                   Lisa K. Peterson
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


           EXHIBIT
           NUMBER            DESCRIPTION
           ------            -----------
             11       Statement re:  Computation of per share earnings