Form 10-Q
period 2001-09-30
MONARCH DENTAL CORP
filed 2001-11-19
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                           MONARCH DENTAL CORPORATION
                                TOLLWAY PLAZA II
                      15950 NORTH DALLAS PARKWAY, SUITE 825
                                DALLAS, TX 75248
                    (Address of principal executive offices)

                                 (972) 702-7446
              (Registrant's telephone number, including area code)

                       4201 SPRING VALLEY ROAD, SUITE 320
                                DALLAS, TX 75244
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

           Class                             Outstanding as of November 13, 2001
           -----                             -----------------------------------
Common Stock, $.01 par value                               2,166,910

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

                          PART I. FINANCIAL INFORMATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
Monarch Dental Corporation:



We have reviewed the accompanying consolidated balance sheet of Monarch Dental Corporation (a Delaware corporation) and subsidiaries as of September 30, 2001 and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



                                          ARTHUR ANDERSEN LLP



Dallas, Texas
  November 15, 2001

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,       December 31,
                                                                                       2001                2000
                                                                                   -------------      -------------
                                                                                    (Unaudited)
                                                         ASSETS
Current assets:
   Cash and cash equivalents                                                       $   5,257,879      $   3,000,013
   Accounts receivable, net of allowances of approximately $11,630,000
        and $12,246,000, respectively                                                 17,784,460         17,873,979
   Prepaid expenses and other current assets                                           4,184,287          3,085,466
   Income tax receivable                                                                      --          1,830,335
                                                                                   -------------      -------------
        Total current assets                                                          27,226,626         25,789,793
Property and equipment, net of accumulated depreciation of approximately
    $23,842,000 and $19,787,000, respectively                                         14,934,283         16,949,128
Goodwill, net of accumulated amortization of approximately $19,729,000 and
    $15,527,000, respectively                                                        124,225,843        128,176,854
Other assets                                                                             199,040            780,398
                                                                                   -------------      -------------
       Total assets                                                                $ 166,585,792      $ 171,696,173
                                                                                   =============      =============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $   2,559,751      $   4,237,847
   Accrued payroll                                                                     3,961,827          3,634,797
   Accrued liabilities                                                                 4,906,428          5,835,219
   Income tax payable                                                                    326,089                 --
   Accrued restructuring charges                                                              --            211,715
   Payable to affiliated dental group practices                                        5,499,600          4,816,856
   Current maturities of notes payable and capital lease obligations, net of fair value of unamortized warrants of approximately $168,000 and
      $448,000, respectively                                                          78,155,104          4,439,553
                                                                                   -------------      -------------
        Total current liabilities                                                     95,408,799         23,175,987
Deferred income taxes                                                                  1,113,864          1,113,864
Notes payable, net of fair value of unamortized warrants of $0 and
   approximately $112,000, respectively                                                  276,412         76,571,358
Capital lease obligations                                                                338,737            395,705
Other liabilities                                                                      2,054,972          2,450,152
                                                                                   -------------      -------------
        Total liabilities                                                             99,192,784        103,707,066
Minority interest in consolidated subsidiaries                                           470,772            480,770
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value, 2,000,000 shares authorized; no shares
      issued or outstanding                                                                   --                 --
   Common Stock, $.01 par value, 50,000,000 shares authorized; 2,166,910 and
     2,150,911 shares issued and outstanding, respectively                                21,669             21,509
   Additional paid-in capital                                                         67,522,281         67,483,858
   Accumulated other comprehensive loss                                                 (451,395)                --
   Retained earnings (deficit)                                                          (170,319)             2,970
                                                                                   -------------      -------------
        Total stockholders' equity                                                    66,922,236         67,508,337
                                                                                   -------------      -------------
        Total liabilities and stockholders' equity                                 $ 166,585,792      $ 171,696,173
                                                                                   =============      =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------     -------------------------------
                                                                2001                2000             2001               2000
                                                            ------------        ------------     ------------       ------------
Patient revenue, net                                        $ 51,721,327        $ 51,979,324     $160,220,573       $161,171,740
Operating expenses:
     Provider salaries and benefits                           17,932,815          17,410,595       54,861,378         53,416,208
     Clinical and other salaries and benefits                 14,005,530          13,819,107       43,312,457         41,248,405
     Dental supplies                                           2,597,593           2,423,296        7,968,982          7,951,386
     Laboratory fees                                           2,778,032           2,824,855        8,522,406          8,311,511
     Occupancy                                                 2,743,328           2,608,613        8,017,635          7,715,675
     Advertising                                                 413,555             758,430        1,611,346          2,004,007
     Other operating expenses                                  6,569,290           6,165,638       19,063,048         18,422,278
     Strategic alternative costs                                      --             585,845          317,447          1,059,140
     Depreciation and amortization                             2,756,517           2,755,325        8,293,924          8,226,898
                                                            ------------        ------------     ------------       ------------
                                                              49,796,660          49,351,704      151,968,623        148,355,508
                                                            ------------        ------------     ------------       ------------
Operating income                                               1,924,667           2,627,620        8,251,950         12,816,232
Interest expense, net                                          2,604,434           2,687,540        7,670,518          7,832,772
Minority interest in consolidated subsidiaries                    25,433              77,316          118,065            246,122
                                                            ------------        ------------     ------------       ------------
Income (loss) before income taxes                               (705,200)           (137,236)         463,367          4,737,338
Income taxes                                                     (39,477)             15,772          636,656          2,210,116
                                                            ------------        ------------     ------------       ------------
Net income (loss)                                           $   (665,723)       $   (153,008)    $   (173,289)      $  2,527,222
                                                            ============        ============     ============       ============
Net income (loss) per common share                          $      (0.31)       $      (0.07)    $      (0.08)      $       1.18
                                                            ============        ============     ============       ============
Net income (loss) per common share - assuming dilution      $      (0.31)       $      (0.07)    $      (0.08)      $       1.14
                                                            ============        ============     ============       ============
Weighted average number of common shares
     outstanding                                               2,166,832           2,150,820        2,162,353          2,143,941
                                                            ============        ============     ============       ============
Weighted average number of common and
     common equivalent shares outstanding                      2,166,832           2,150,820        2,162,353          2,224,157
                                                            ============        ============     ============       ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000
            AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

                                                                                      ACCUMULATED
                                        COMMON STOCK        COMMON     ADDITIONAL       OTHER          RETAINED        TOTAL
                                     -------------------   STOCK TO      PAID-IN     COMPREHENSIVE    EARNINGS     STOCKHOLDERS'
                                       SHARES    AMOUNT    BE ISSUED     CAPITAL         LOSS         (DEFICIT)       EQUITY
                                     ---------   -------   ---------   -----------   -------------  -----------    -----------
Balance, December 31, 1998           1,997,042   $19,970   $      --   $63,538,976     $      --    $(6,095,825)   $57,463,121
    Net income                              --        --          --            --            --       6,580,621      6,580,621
    Issuance of Common Stock           123,772     1,238     100,000     2,449,474            --              --      2,550,712
                                     ---------   -------    --------   -----------     ---------     -----------    -----------
Balance, December 31, 1999           2,120,814    21,208     100,000    65,988,450            --         484,796     66,594,454
    Net loss                                --        --          --            --            --        (481,826)      (481,826)
    Issuance of Common Stock            30,097       301    (100,000)    1,495,408            --              --      1,395,709
                                     ---------   -------    --------   -----------     ---------     -----------    -----------
Balance, December 31, 2000           2,150,911    21,509          --    67,483,858            --           2,970     67,508,337
    Net loss                                --        --          --            --            --        (173,289)      (173,289)
    Accumulated Other
    Comprehensive Loss                      --        --          --            --      (451,395)             --       (451,395)
    Issuance of Common Stock            15,999       160          --        38,423            --              --         38,583
                                     ---------   -------    --------   -----------     ---------     -----------    -----------
Balance, September 30, 2001          2,166,910   $21,669    $     --   $67,522,281     $(451,395)    $  (170,319)   $66,922,236
                                     =========   =======    ========   ===========     =========     ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                     ------------------------------
                                                                                         2001              2000
                                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                              $   (173,289)     $  2,527,222
      Adjustments to reconcile net income to net cash
            provided by operating activities -
            Depreciation and amortization                                               8,293,924         8,226,898
            Amortization of bank warrants                                                 392,123           356,231
            Minority interest in consolidated subsidiaries                                118,065           246,122
            Changes in assets and liabilities, net of effects from acquisitions-
                   Accounts receivable, net                                                89,519          (513,194)
                   Prepaid expenses and other current assets                            2,166,186          (294,173)
                   Income tax receivable/payable                                        2,156,424           149,728
                   Other noncurrent assets                                             (1,567,323)        1,233,731
                   Accounts payable and accrued expenses                                 (302,206)         (468,558)
                   Accrued restructuring charges                                         (211,715)         (435,433)
                   Other liabilities                                                      (76,899)          247,812
                   Deferred income taxes                                                       --           819,030
                                                                                     ------------      ------------
                        Net cash provided by operating activities                      10,884,809        12,095,416
                                                                                     ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment, net                                         (2,074,940)       (2,450,138)
      Cash paid for dental group practices, including
            related costs, net of cash acquired                                          (591,888)       (5,419,493)
                                                                                     ------------      ------------
                        Net cash used in investing activities                          (2,666,828)       (7,869,631)
                                                                                     ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable, net of issuance costs                                1,200,000         2,400,000
      Payments for debt issuance costs                                                 (1,117,031)          (94,618)
      Payments on notes payable, capital lease obligations and other                   (5,979,116)       (7,418,852)
      Distribution to stockholders/partners                                              (102,551)         (190,810)
      Issuance of Common Stock                                                             38,583           171,559
                                                                                     ------------      ------------
                        Net cash used in financing activities                          (5,960,115)       (5,132,721)
                                                                                     ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    2,257,866          (906,936)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          3,000,013         4,843,315
                                                                                     ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  5,257,879      $  3,936,379
                                                                                     ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for interest                                                         $  6,918,175      $  6,149,203
                                                                                     ============      ============
      Cash paid (received) for taxes                                                 $ (1,502,026)     $  1,284,206
                                                                                     ============      ============
      Cash paid for strategic alternative costs                                      $    317,447      $  1,059,140
                                                                                     ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1. DESCRIPTION OF BUSINESS

      Monarch Dental Corporation ("Monarch"), a Delaware corporation, and subsidiaries (collectively, the "Company"), provide management and administrative services to dental group practices in selected markets. At September 30, 2001, the Company provided management and administrative services to 184 dental group practices in Texas, Wisconsin, Pennsylvania, Virginia, Ohio, Arkansas, Utah, Colorado, Georgia, New Jersey, Florida, Indiana, Arizona and New Mexico.

2. SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION / BASIS OF CONSOLIDATION

      The financial statements for the three and nine months ended September 30, 2001 and 2000, have been prepared by the Company, without audit, pursuant to Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting." Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to APB Opinion No. 28; nevertheless, management of the Company believes that the disclosures herein are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three and nine months ended September 30, 2001 and 2000, have been included herein. The results of operations for the three and nine month periods are not necessarily indicative of the results for the full year.

      In thirteen states, the Company has entered into long term management agreements (the "Management Agreements") with professional corporations or associations (the "P.C.'s") in which the Company agrees to provide management and administrative services in return for a management fee. The Management Agreements typically have a term of 40 years and cannot be terminated by the P.C.'s without cause, consisting primarily of bankruptcy or material default. Under the Management Agreements, the Company assumes responsibility for the management and administration of all aspects of the dental group practices' business (including operating expenses incurred by the Company in connection with providing management and administrative services to the Dental Offices, including salaries and benefits for personnel other than dentists and hygienists, dental supplies, dental laboratory fees, occupancy costs, advertising, equipment leases, management information systems and other expenses related to the dental practice operations) other than the provision of dental services. The Company retains a 100% residual interest in the net income of the dental group practices. The management fee received by the Company equals the Company's costs plus the lower of (i) 30% of the P.C.'s net revenues or (ii) the P.C.'s net pre-tax income. If net pre-tax income exceeds 30% of the P.C.'s net revenues, the P.C. would retain the amount of pre-tax income over 30% of the P.C.'s net revenues. The Company's net revenue is significantly dependent upon the revenue of the dental group practices. The Company has no material commitments or guarantees to the dental group practices under the Management Agreements. In Wisconsin, the Company directly employs the dentists and hygienists.

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

   NET INCOME (LOSS) PER COMMON SHARE

      The net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income
   (loss) per share has been calculated using the treasury stock method for stock options and other dilutive securities. Such shares totaled 80,216 for the nine month period ended September 30, 2000. Because the Company reported a loss for the three month periods ended September 30, 2001 and 2000 and for the nine month period ended September 30, 2001, no additional shares related to dilutive securities have been included since the effect would be antidilutive. If stock options and other dilutive securities had been included in the computation of diluted earnings per share, the number of shares would have increased by 68,783 and 76,520 for the three month periods ended September 30, 2001 and 2000, respectively, and 65,758 for the nine month period ended September 30, 2001.

   OTHER

      Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentations.

3. NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations to be accounted for using the purchase method and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 describes the accounting for intangible assets acquired individually or with a group of other assets. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning January 1, 2002, which would have an adverse effect on the Company's retained earnings if an impairment occurs. All goodwill tests subsequent to January 1, 2002 that result in an impairment to goodwill would have an adverse effect on the Company's results of operations.

      In August 2001 the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting treatment for the impairment or disposal of long-lived assets. The impact of this new accounting standard has not yet been determined.



4. NOTES PAYABLE

      The Company has a Credit Facility with a bank syndicate. The Loan Agreement associated with the Credit Facility was amended in April 2001 and expires on July 1, 2002. At September 30, 2001, the Company had $77.9 million outstanding under the Credit Facility. The amounts outstanding under the Credit Facility bear interest at the lead lender's prime rate plus three percent with interest payments due on a monthly basis. The Credit Facility requires the Company to repay principal based on a schedule whereby monthly payments are made aggregating $1.3 million in the fourth quarter of 2001, $2.0 million in the first quarter of 2002 and $2.3 million in the two months ended May 31, 2002. Additional principal payments will be required two times during the term of the Credit Facility if the Company exceeds certain cash flow levels. A $500,000 fee is due on December 31, 2001 and April 30, 2002 if certain additional principal amortization thresholds above the required amortization are not met. The Credit Facility prohibits the Company from incurring additional indebtedness, incurring liens, disposing of assets, making investments or making acquisitions without bank approval, and requires the Company to maintain certain financial covenants. These covenants require the Company to maintain minimum total net worth of $66.5 million as of September 30, 2001; minimum EBITDA, on a trailing three month basis, of $5.4 million as of September 30, 2001; and a limit on capital expenditures of $3.0 million from April 1, 2001 through December 31, 2001. All covenants are measured monthly and minimum thresholds for the minimum total net worth and minimum EBITDA covenants fluctuate in future periods. The Credit Facility is secured by all of the assets of the Company.

      At September 30, 2001, the Company was in default with regard to the minimum EBITDA covenant contained within the terms of its Credit Facility. The Revenue decline in the Company's Houston, Philadelphia, Atlanta, New Jersey and Colorado markets contributed to this minimum EBITDA financial covenant default. The Company received a waiver of this financial covenant default through the period ended November 30, 2001. At this time, no assurance can be given that the Company will be in compliance with the minimum total net worth or the minimum EBITDA covenant for the quarter ended December 31, 2001. The Company is in discussions with its lenders to waive or renegotiate the terms of these covenants. If the Company cannot satisfy these covenants or is not successful in waiving or renegotiating these covenants, the Company would be in default under the credit agreement and the Company's lenders would at that time be able to pursue all of their remedies under the credit agreement. The Company has met all other obligations, including required principal and interest payments, related to its credit agreement.

      The Company believes that cash generated from operations will be sufficient to fund its core operations, capital requirements, and debt service requirements during the remainder of 2001. However, the Credit Facility expires by its terms on July 1, 2002, and all of the Company's debt thereunder will then be due. The Company will not generate sufficient cash flow by July 1, 2002 to repay all or a substantial portion of its debt under the Credit Facility. In order to meet its short-term and long-term liquidity needs, including the amortization requirements of the Credit Facility, the Company may issue additional equity and debt securities, subject to approval by the bank syndicate and market and other conditions.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for certain financial instruments, including interest rate swap agreements. The Company enters into interest rate hedging agreements to manage its interest rate exposure. The Company adopted SFAS No. 133 on January 1, 2001 and its existing interest rate hedges were designated as cash flow hedges. The effective portion of the gain or loss on a cash flow hedge must be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion, if any, of the gain or loss on a cash flow hedge must be recognized currently in earnings. Based on the cash flow hedges in effect on September 30, 2001, derivative liabilities totaled approximately $755,000. The derivative liabilities were recorded in the Company's consolidated balance sheet at September 30, 2001, with offsetting amounts totaling approximately $304,000 recorded to interest expense and approximately $451,000 recognized in Accumulated Other Comprehensive Loss.

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

6. SEGMENT REPORTING

      The Company organizes its business into four reportable segments. The Company's reportable segments are strategic business units, and are comprised of the following:

      Region One -   Includes Dallas/Fort Worth, Houston, San Antonio, West
                     Texas, and Virginia Dental Offices.

      Region Two -   Includes Atlanta, Florida, Colorado and Arizona Dental
                     Offices.

      Region Three - Includes Indiana, Arkansas, Dayton, Cleveland, Northern New
                     Jersey, Pittsburgh and Philadelphia Dental Offices.

      Region Four -  Includes Wisconsin and Utah Dental Offices.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company does not allocate income taxes to any of the regions. They are managed separately because each region operates under different contractual arrangements, providing service to a diverse mix of patients and payors.

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                             (Dollars in thousands)
                                   (Unaudited)

                                    Region 1        Region 2        Region 3        Region 4         Total
                                   ----------      ----------      ----------      ----------      ----------
Patient revenue, net               $   23,803      $    7,248      $   12,280      $    8,390      $   51,721
Total operating expenses               19,679           6,763          10,698           7,204          44,344
                                   ----------      ----------      ----------      ----------      ----------
Segment contribution                    4,124             485           1,582           1,186           7,377
Contribution margin                        17%              7%             13%             14%             14%
Depreciation and
     amortization expense               1,058             404             820             326           2,608
Interest expense, net                       7              13               3               6              29
Segment profit                     $    3,059      $       68      $      759      $      854      $    4,740

Capital expenditures               $      126      $      143      $       81      $      428      $      778
Total assets                       $   53,164      $   20,839      $   60,596      $   18,173      $  152,772


                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                    Region 1        Region 2        Region 3        Region 4          Total
                                   ----------      ----------      ----------      ----------      ----------
Patient revenue, net               $   23,630      $    8,084      $   12,012      $    8,253      $   51,979
Total operating expenses               19,023           6,998          10,307           7,171          43,499
                                   ----------      ----------      ----------      ----------      ----------
Segment contribution                    4,607           1,086           1,705           1,082           8,480
Contribution margin                        19%             13%             14%             13%             16%
Depreciation and
     amortization expense               1,104             366             875             314           2,659
Interest expense, net                      27              22              18               4              71
Segment profit                     $    3,476      $      698      $      812      $      764      $    5,750

Capital expenditures               $      228      $      157      $       91      $      157      $      633
Total assets                       $   53,664      $   21,022      $   58,709      $   19,074      $  152,469



Reconciliation of Profit (in thousands)
                                                       Three Months Ended September 30,
                                                       --------------------------------
                                                          2001                 2000
                                                       ----------           -----------
Segment profit                                         $    4,740           $    5,750
Unallocated amounts:
Corporate operating expenses                                2,696                2,511
Corporate strategic alternative costs                          --                  586
Corporate depreciation and amortization expense               149                   96
Corporate interest expense, net                             2,575                2,617
Minority interest in consolidated subsidiaries                 25                   77
                                                       ----------           ----------
Income (loss) before income taxes                      $     (705)          $     (137)
                                                       ==========           ==========
Corporate capital expenditures                         $       32           $       12
Corporate total assets                                 $   13,814           $   22,964

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                             (Dollars in thousands)
                                   (Unaudited)



                                    Region 1        Region 2        Region 3        Region 4          Total
                                   ----------      ----------      ----------      ----------      ----------
Patient revenue, net               $   73,173      $   23,289      $   37,626      $   26,133      $  160,221
Total operating expenses               59,778          21,314          32,048          22,366         135,506
                                   ----------      ----------      ----------      ----------      ----------
Segment contribution                   13,395           1,975           5,578           3,767          24,715
Contribution margin                        18%              8%             15%             14%             15%
Depreciation and
     amortization expense               3,206           1,191           2,460             974           7,831
Interest expense, net                      33              41              --              15              89
Segment profit                     $   10,156      $      743      $    3,118      $    2,778      $   16,795

Capital expenditures               $      511      $      252      $      270      $      973      $    2,006
Total assets                       $   53,164      $   20,839      $   60,596      $   18,173      $  152,772


                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (Dollars in thousands)
                                   (Unaudited)



                                    Region 1        Region 2        Region 3        Region 4          Total
                                   ----------      ----------      ----------      ----------      ----------
Patient revenue, net               $   73,125      $   24,854      $   37,753      $   25,440      $  161,172
Total operating expenses               57,411          21,427          31,410          21,372         131,620
                                   ----------      ----------      ----------      ----------      ----------
Segment contribution                   15,714           3,427           6,343           4,068          29,552
Contribution margin                        21%             14%             17%             16%             18%
Depreciation and
     amortization expense               3,370           1,046           2,608             915           7,939
Interest expense, net                      84              74              55              13             226
Segment profit                     $   12,260      $    2,307      $    3,680      $    3,140      $   21,387

Capital expenditures               $      631      $      810      $      467      $      492      $    2,400
Total assets                       $   53,664      $   21,022      $   58,709      $   19,074      $  152,469


Reconciliation of Profit (in thousands)
                                                          Nine Months Ended September 30,
                                                       -----------------------------------
                                                          2001                      2000
                                                       ---------                 ---------
Segment profit                                         $  16,795                 $  21,387
Unallocated amounts:
Corporate operating expenses                               7,852                     7,450
Corporate strategic alternative costs                        317                     1,059
Corporate depreciation and amortization expense              463                       288
Corporate interest expense, net                            7,582                     7,607
Minority interest in consolidated subsidiaries               118                       246
                                                       ---------                 ---------
Income before income taxes                             $     463                 $   4,737
                                                       =========                 =========

Corporate capital expenditures                         $      69                 $      50
Corporate total assets                                 $  13,814                 $  22,964

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements under "Liquidity and Capital Resources" regarding the ability to obtain additional financial covenant waivers from its lenders or to renegotiate the financial covenants, the availability of cash from operations to fund core operations, capital requirements, obligations under the Company's credit facility and the belief that the management and operational changes implemented in the Company's Houston, Philadelphia, Atlanta, New Jersey and Colorado markets will have a positive effect in the fourth quarter of 2001. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, risks associated with maintaining sufficient liquidity to fund future operations; uncertainties regarding whether the Company's lenders will grant additional waivers for any possible financial covenant defaults after the expiration of the current waiver; uncertainties as to whether the Company will be in default under its Credit Facility based upon the Company's results of operations in the future; uncertainties regarding the Company's ability to retain dentists and recruit additional dentists and thereby increase revenue and margins, particularly in markets experiencing management and operational changes; risks associated with the Company's contracts with third party payors and the impact of any terminations or potential terminations of such contracts; uncertainties regarding the government regulation of the dental industry; risks associated with the operating performance and personnel issues in Houston, Philadelphia, Atlanta, New Jersey and Colorado markets and the Company's ability to address the performance in these markets; risks associated with the change of status or departure of key management personnel; and other risks detailed in the Company's Securities and Exchange Commission filings. Other risk factors are listed in the Company's Form 10-K for the year ended December 31, 2000 as filed with the U.S. Securities and Exchange Commission.

OVERVIEW

         The Company provides management and administrative services to dental group practices in selected markets located in Texas, Wisconsin, Pennsylvania, Virginia, Ohio, Arkansas, Utah, Colorado, Georgia, New Jersey, Florida, Indiana, Arizona and New Mexico. The dental facilities (each, a "Dental Office" and collectively, the "Dental Offices") provide general dentistry services such as examinations, cleanings, fillings, bonding, placing crowns and fitting and placing fixed or removable prostheses. Many of the Dental Offices also provide specialty dental services such as orthodontics, oral surgery, endodontics, periodontics and pediatric dentistry. The Dental Offices focus on fee-for-service dentistry, supplementing this business with revenue from contracts with capitated managed dental care plans.

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

         The following table sets forth the number of Dental Offices that the Company provided management and administrative services to during each of the years indicated, including the number of de novo Dental Offices and acquired Dental Offices in each such year.

                                        2001(a)      2000        1999        1998        1997
                                        -------     ------      ------      ------      ------
Offices at beginning of period             189         190         192          99          53
De novo offices                             --           1          --           7           7
Acquired offices                            --           1           7          88          39
Closed offices                              (5)         (3)         (9)         (2)         --
                                        ------      ------      ------      ------      ------
Offices at end of period                   184         189         190         192          99
                                        ======      ======      ======      ======      ======

(a) Through September 30, 2001

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

         Patient revenue, net ("Revenue") represents the revenue of the professional dental corporations and associations (the "P.C.s") to whom the Company provides management and administrative services or the Company (in states in which ownership of dental practices by the Company is permitted), reported at estimated realizable amounts, received from third-party payors and patients for dental services rendered at the Dental Offices. Operating expenses consist of the expenses incurred by the Company or the P.C.s in connection with the operation and management of the Dental Offices. These include salaries and benefits paid to dentists and hygienists by the P.C.s or by the Company in states in which it operates and in which ownership of dental practices by the Company is permitted (currently Wisconsin), salaries and benefits for personnel other than dentists and hygienists, dental supplies, dental laboratory fees, occupancy costs, advertising, equipment leases, management information systems and other expenses related to dental practice operations, as well as depreciation and amortization expense.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Patient revenue, net. Revenue decreased to $51.7 million for the three months ended September 30, 2001 from $52.0 million for the three months ended September 30, 2000, a decrease of $258,000, or 0.5%. This decrease resulted primarily from the management changes and doctor turnover in the Company's Houston, Philadelphia, Atlanta, New Jersey and Colorado markets that negatively impacted Revenue for the three months ended September 30, 2001. The combined Revenue of these markets for the three months ended September 30, 2001 decreased $2.0 million, or 15.0%, compared to the three months ended September 30, 2000. The Company believes that the management and operational changes implemented in the five markets will begin to have a positive effect during the fourth quarter of 2001. The other thirteen markets experienced an increase in Revenue of $1.7 million, or 4.3%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 as a result of fee schedule increases and additional fee-for-service patient volume and to a lesser extent the expansion of three existing Dental Offices and the acquisition of one dental practice since the end of the third quarter of 2000.

         Fee-for-service revenue (i.e., revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased to $30.9 million for the three months ended September 30, 2001 from $30.4 million for the three months ended September 30, 2000, an increase of $440,000, or 1.4%. This increase resulted primarily from fee schedule increases and additional fee-for-service patient volume at the Dental Offices and to a lesser extent the expansion of three existing Dental Offices and the acquisition of one dental practice since the end of the third quarter of 2000. Managed dental care revenue (i.e., revenue from capitated managed dental care plans, including capitation payments and patient co-payments) decreased to $20.8 million for the three months ended September 30, 2001 from $21.6 million for the three months ended September 30, 2000, a decrease of $698,000, or 3.2%. This decrease resulted primarily from the elimination of several less profitable managed care plans partially offset by fee increases in the remaining managed care plans. As a percentage of Revenue, fee-for-service revenue increased to 59.7% for the three months ended September 30, 2001 from 58.5% for the three months ended September 30, 2000.

         Provider salaries and benefits. Provider salaries and benefits expense represents compensation, benefits and related payroll costs for patient service providers including dentists and hygienists. This expense increased to $17.9 million for the three months ended September 30, 2001 from $17.4 million for the three months ended September 30, 2000, an increase of $522,000, or 3.0%. This increase resulted primarily from higher dentist and hygienist compensation in several markets and overall increases in employee benefit costs and to a lesser extent the expansion of three existing Dental Offices and the acquisition of one dental practice since the end of the third quarter of 2000. As a percent of Revenue, provider salaries and benefits expense increased to 34.7% for the three months ended September 30, 2001 from 33.5% for the three months ended September 30, 2000. This increase was due principally to increased dentist and hygienist compensation in several of the Company's markets and to a lesser extent to increased costs related to employee benefits and a decline in overall Revenue.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense represents compensation, benefits and related payroll costs for all Dental Office staff, excluding dentists and hygienists, and corporate employees. This expense increased to $14.0 million for the three months ended September 30, 2001 from $13.8 million for the three months ended September 30, 2000, an increase of $186,000, or 1.3%. This increase resulted primarily from increased employee benefit costs and to a lessor extent the expansion of three existing Dental Offices and the acquisition of one dental practice since the end of the third quarter of 2000. As a percent of Revenue, clinical and other salaries and benefits expense increased to 27.1% for the three months ended September 30, 2001 from 26.6% for the three months ended September 30, 2000. This increase was due principally to increased costs related to employee benefits and a decline in overall Revenue.

         Dental supplies. Dental supplies expense represents all direct supply costs used in patient treatment programs. This expense increased to $2.6 million for the three months ended September 30, 2001 from $2.4 million for the three months ended September 30, 2000, an increase of $174,000, or 7.2%. This increase resulted primarily from increased supply costs and to a lessor extent the expansion of three existing Dental Offices and the acquisition of one dental practice since the end of the third quarter of 2000. As a percent of Revenue, dental supplies expense increased to 5.0% for the three months ended September 30, 2001 from 4.7% for the three months ended September 30, 2000. This increase was due principally to increased supply costs.

         Laboratory fees. Laboratory fee expense represents all external lab work required for patient treatment programs. The Company currently operates three internal labs in its Wisconsin, Arkansas and Cleveland markets. This expense remained constant at $2.8 million for the three months ended September 30, 2001 and 2000. As a percent of Revenue, laboratory fee expense remained constant at 5.4% for the three months ended September 30, 2001 and 2000.

         Occupancy. Occupancy expense represents operating leases and utilities associated with the Company's 184 Dental Offices and corporate office. This expense increased to $2.7 million for the three months ended September 30, 2001 from $2.6 million for the three months ended September 30, 2000, an increase of $135,000, or 5.2%. The expense associated with the expansion of three existing Dental Offices, the acquisition of one dental practice since the end of the third quarter of 2000 and higher costs associated with certain lease renewals was partially offset by seven Dental Office closures since the end of the third quarter of 2000. As a percent of Revenue, occupancy expense increased to 5.3% for the three months ended September 30, 2001 from 5.0% for the three months ended September 30, 2000. This increase was due principally to the higher cost lease renewals and a decline in overall Revenue.

         Advertising. Advertising expense represents marketing efforts to communicate the multiple treatment programs available at the Company's Dental Offices. The Company primarily uses direct mailing to potential customers within a certain distance of its Dental Offices and periodically uses television and radio advertisements in its larger markets. This expense decreased to $414,000 for the three months ended September 30, 2001 from $758,000 for the three months ended September 30, 2000, a decrease of $344,000, or 45.5%. This decrease resulted from cost control initiatives implemented to reduce marketing costs. As a percent of Revenue, advertising expense decreased to 0.8% for the three months ended September 30, 2001 from 1.5% for the three months ended September 30, 2000. This decrease was due principally to the implementation of cost control initiatives.

         Other operating expenses. Other operating expenses represents professional services (other than dentistry), travel, bank fees, insurance, bad debt expense, telephone, office supplies, local taxes and other miscellaneous expenses incurred at the Dental Offices and corporate office. These expenses increased to $6.6 million for the three months ended September 30, 2001 from $6.2 million for the three months ended September 30, 2000, an increase of $404,000, or 6.6%. This increase resulted primarily from higher legal fees incurred in connection with the management changes and dentist turnover in the five markets referred to in the Patient revenue, net discussion above and computer conversions in certain markets for the purpose of standardizing the Company's dental management system throughout its national network of offices. Additionally, the Company experienced higher professional fees for consultants engaged to review certain back office operations at the Dental Offices. The Company also incurred expenses associated with the relocation of its corporate office. The Company expects to realize savings in its occupancy costs as a result of this relocation beginning in 2002. As a percent of Revenue, other operating expenses increased to 12.7% for the three months ended September 30, 2001 from 11.9% for the three months ended September 30, 2000. This increase was due principally to the higher expenses described above and a decline in overall Revenue.

         Strategic alternative costs. Strategic alternative costs were $586,000 for the three months ended September 30, 2000 resulting primarily from legal and professional fees incurred from efforts to explore strategic alternatives in order to expand the Company's growth opportunities and maximize shareholder value. The Company did not incur any strategic alternative costs in the three months ended September 30, 2001.

         Depreciation and amortization. Depreciation and amortization expense remained constant at $2.8 million for the three months ended September 30, 2001 and 2000.

         Operating income. Operating income decreased to $1.9 million for the three months ended September 30, 2001 from $2.6 million for the three months ended September 30, 2000, a decrease of $703,000, or 26.8%. This decrease resulted primarily from the negative impact of the doctor turnover and management changes in the Company's Houston, Philadelphia, Atlanta, New Jersey and Colorado markets. The combined operating income of these markets for the three months ended September 30, 2001 decreased $1.5 million, or 207.3%, compared to the three months ended September 30, 2000. The Company believes that the management and operational changes implemented in the five markets will begin to have a positive effect during the fourth quarter of 2001. The other thirteen markets experienced an increase in operating income of $822,000, or 43.5%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. As a percent of Revenue, operating income decreased to 3.7% for the three months ended September 30, 2001 from 5.1% for the three months ended September 30, 2000. This decrease was due principally to lower overall Revenue, higher provider salaries and benefits expense, clinical and other salaries and benefits expense, dental supplies expense, occupancy and other operating expenses as a percentage of Revenue partially offset by lower advertising and strategic alternative costs as a percentage of Revenue.

         Interest expense, net. Interest expense, net decreased to $2.6 million for the three months ended September 30, 2001 from $2.7 million for the three months ended September 30, 2000, a decrease of $83,000, or 3.1%. The Company had lower average outstanding debt balances and lower interest rates for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Average debt outstanding under the Credit Facility totaled $78.6 million for the three months ended September 30, 2001 compared to average debt outstanding of $80.9 million for the three months ended September 30, 2000. The average interest rate for the three months ended September 30, 2001 was approximately 9.7% compared to a rate of approximately 10.1% for the three months ended September 30, 2000. The decrease in interest expense would have been greater for the three months ended September 30, 2001 but was negatively impacted by interest rate hedges entered into by the Company prior to the decrease in the prime lending rate during 2001.

         Minority interest in consolidated subsidiaries. Minority interest in consolidated subsidiaries decreased to $25,000 for the three months ended September 30, 2001 from $77,000 for the three months ended September 30, 2000, a decrease of $52,000, or 67.5%. This decrease resulted from lower net income in markets that are not wholly owned by the Company for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. During the third quarter of 2001, the Company purchased the remaining 6.25% of its Atlanta market.

         Income taxes. Income tax expense (benefit) decreased to ($39,000) for the three months ended September 30, 2001 from $16,000 for the three months ended September 30, 2000, a decrease of $55,000. This decrease resulted from lower income (loss) before income taxes, which decreased to ($705,000) for the three months ended September 30, 2001 from ($137,000) for the three months ended September 30, 2000, a decrease of $568,000, or 414.6%.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Patient revenue, net. Revenue decreased to $160.2 million for the nine months ended September 30, 2001 from $161.2 million for the nine months ended September 30, 2000, a decrease of $951,000, or 0.6%. This decrease resulted primarily from one less business day for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Revenue on a per day basis remained constant at $839,000 for the nine months ended September 30, 2001 and 2000. Additionally, management changes and doctor turnover in the Company's Houston,

Philadelphia, Atlanta, New Jersey and Colorado markets negatively impacted Revenue for the nine months ended September 30, 2001. The combined Revenue of these markets for the nine months ended September 30, 2001 decreased $4.9 million, or 12.4%, compared to the nine months ended September 30, 2000. The Company believes that the management and operational changes implemented in the five markets will begin to have a positive effect during the fourth quarter of 2001. The other thirteen markets experienced an increase in Revenue of $3.9 million, or 3.2%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 as a result of fee schedule increases and additional fee-for-service patient volume and to a lesser extent the expansion of three existing Dental Offices and the acquisition of one dental practice since the end of the third quarter of 2000.

         Fee-for-service revenue (i.e., revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) increased to $96.0 million for the nine months ended September 30, 2001 from $94.6 million for the nine months ended September 30, 2000, an increase of $1.4 million, or 1.5%. This increase resulted primarily from fee schedule increases and additional fee-for-service patient volume at the Dental Offices and to a lesser extent the expansion of three existing Dental Offices and the acquisition of one dental practice since the end of the third quarter of 2000. Managed dental care revenue (i.e., revenue from capitated managed dental care plans, including capitation payments and patient co-payments) decreased to $64.2 million for the nine months ended September 30, 2001 from $66.6 million for the nine months ended September 30, 2000, a decrease of $2.4 million, or 3.5%. This decrease resulted primarily from the elimination of several less profitable managed care plans partially offset by fee increases in the remaining managed care plans. As a percentage of Revenue, fee-for-service revenue increased to 59.9% for the nine months ended September 30, 2001 from 58.7% for the nine months ended September 30, 2000.

         Provider salaries and benefits. Provider salaries and benefits expense represents compensation, benefits and related payroll costs for patient service providers including dentists and hygienists. This expense increased to $54.9 million for the nine months ended September 30, 2001 from $53.4 million for the nine months ended September 30, 2000, an increase of $1.5 million, or 2.7%. This increase resulted primarily from higher dentist and hygienist compensation in several markets and overall increases in employee benefit costs and to a lesser extent the expansion of three existing Dental Offices and the acquisition of one dental practice since the end of the third quarter of 2000. As a percent of Revenue, provider salaries and benefits expense increased to 34.2% for the nine months ended September 30, 2001 from 33.1% for the nine months ended September 30, 2000. This increase was due principally to increased dentist and hygienist compensation in several of the Company's markets and to a lesser extent to increased costs related to employee benefits and a decline in overall Revenue.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense represents compensation, benefits and related payroll costs for all Dental Office staff, excluding dentists and hygienists, and corporate employees. This expense increased to $43.3 million for the nine months ended September 30, 2001 from $41.2 million for the nine months ended September 30, 2000, an increase of $2.1 million, or 5.0%. This increase resulted primarily from increased labor costs and increased employee benefit costs and to a lessor extent the expansion of three existing Dental Offices and the acquisition of one dental practice since the end of the third quarter of 2000. As a percent of Revenue, clinical and other salaries and benefits expense increased to 27.0% for the nine months ended September 30, 2001 from 25.6% for the nine months ended September 30, 2000. This increase was due principally to increased labor costs and increased costs related to employee benefits and a decline in overall Revenue.

         Dental supplies. Dental supplies expense represents all direct supply costs used in patient treatment programs. This expense remained constant at $8.0 million for the nine months ended September 30, 2001 and 2000. As a percent of Revenue, dental supplies expense increased slightly to 5.0% for the nine months ended September 30, 2001 from 4.9% for the nine months ended September 30, 2000.

         Laboratory fees. Laboratory fee expense represents all external lab work required for patient treatment programs. The Company currently operates three internal labs in its Wisconsin, Arkansas and Cleveland markets. This expense increased to $8.5 million for the nine months ended September 30, 2001 from $8.3 million for the nine months ended September 30, 2000, an increase of $211,000, or 2.5%. This increase resulted primarily from increased dental procedures requiring the use of a laboratory and increased material costs used in the production of crowns. As a percent of Revenue, laboratory fee expense increased slightly to 5.3% for the nine months ended September 30, 2001 from 5.2% for the nine months ended September 30, 2000.

         Occupancy. Occupancy expense represents operating leases and utilities associated with the Company's 184 Dental Offices and corporate office. This expense increased to $8.0 million for the nine months ended September 30, 2001 from $7.7 million for the nine months ended September 30, 2000, an increase of $302,000, or 3.9%. The expense associated with the expansion of three existing Dental Offices, the acquisition of one dental practice since the end of the third quarter of 2000 and higher costs associated with certain lease renewals was partially offset by seven Dental Office closures since the end of the third quarter of 2000. As a percent of Revenue, occupancy expense increased to 5.0% for the nine months ended September 30, 2001 from 4.8% for the nine months ended September 30, 2000. This increase was due principally to the higher cost lease renewals and a decline in overall Revenue.

         Advertising. Advertising expense represents marketing efforts to communicate the multiple treatment programs available at the Company's Dental Offices. The Company primarily uses direct mailing to potential customers within a certain distance of its Dental Offices and periodically uses television and radio advertisements in its larger markets. This expense decreased to $1.6 million for the nine months ended September 30, 2001 from $2.0 million for the nine months ended September 30, 2000, a decrease of $393,000, or 19.6%. This decrease resulted from cost control initiatives implemented to reduce marketing costs. As a percent of Revenue, advertising expense decreased to 1.0% for the nine months ended September 30, 2001 from 1.2% for the nine months ended September 30, 2000. This decrease was due principally to the implementation of cost control initiatives.

         Other operating expenses. Other operating expenses represents professional services (other than dentistry), travel, bank fees, insurance, bad debt expense, telephone, office supplies, local taxes and other miscellaneous expenses incurred at the Dental Offices and corporate office. These expenses increased to $19.1 million for the nine months ended September 30, 2001 from $18.4 million for the nine months ended September 30, 2000, an increase of $641,000, or 3.5%. This increase resulted primarily from higher legal fees and travel expenses incurred in connection with the management changes and dentist turnover in the five markets referred to in the Patient revenue, net discussion above and computer conversions in certain markets for the purpose of standardizing the Company's dental management system throughout its national network of offices. Additionally, the Company experienced higher dentist referral fees in the Wisconsin market where certain specialty services are not available and higher professional fees for consultants engaged to review the Company's overall compensation structure and other back office operations at the Dental Offices. The Company also incurred expenses associated with the relocation of its corporate office. The Company expects to realize savings in its occupancy costs as a result of this relocation beginning in 2002. These amounts were partially offset by lower bad debt expense due to improved collections at the Dental Offices. As a percent of Revenue, other operating expenses increased to 11.9% for the nine months ended September 30, 2001 from 11.4% for the nine months ended September 30, 2000. This increase was due principally to the higher expenses described above and a decline in overall Revenue

         Strategic alternative costs. Strategic alternative costs were $317,000 for the nine months ended September 30, 2001 and $1.1 million for the nine months ended September 30, 2000 resulting primarily from legal and professional fees incurred from efforts to explore strategic alternatives in order to expand the Company's growth opportunities and maximize shareholder value.

         Depreciation and amortization. Depreciation and amortization expense increased slightly to $8.3 million for the nine months ended September 30, 2001 from $8.2 million for the nine months ended September 30, 2000.

         Operating income. Operating income decreased to $8.3 million for the nine months ended September 30, 2001 from $12.8 million for the nine months ended September 30, 2000, a decrease of $4.5 million, or 35.6%. This decrease resulted primarily from the negative impact of the doctor turnover and management changes in the Company's Houston, Philadelphia, Atlanta, New Jersey and Colorado markets. The combined operating income of these markets for the nine months ended September 30, 2001 decreased $3.3 million, or 115.8%, compared to the nine months ended September 30, 2000. The Company believes that the management and operational changes implemented in the five markets will begin to have a positive effect during the fourth quarter of 2001. Additionally, operating income was negatively impacted by the increased cost of labor in certain of the Company's markets. As a percent of Revenue, operating income decreased to 5.2% for the nine months ended September 30, 2001 from 8.0% for the nine months ended September 30, 2000. This decrease was due principally to lower overall Revenue, higher provider salaries and benefits expense, clinical and other salaries and benefits expense and other operating expenses and to a lesser extent higher dental supplies expense, laboratory fee expense, occupancy and depreciation and amortization expense as a percentage of Revenue partially offset by lower advertising and strategic alternative costs as a percentage of Revenue.

         Interest expense, net. Interest expense, net decreased to $7.7 million for the nine months ended September 30, 2001 from $7.8 million for the nine months ended September 30, 2000, a decrease of $162,000, or 2.1%. The Company had lower average outstanding debt balances and lower interest rates for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Average debt outstanding under the Credit Facility totaled $79.6 million for the nine months ended September 30, 2001 compared to average debt outstanding of $81.9 million for the nine months ended September 30, 2000. The average interest rate for the nine months ended September 30, 2001 was approximately 10.0% compared to a rate of approximately 10.4% for the nine months ended September 30, 2000. The decrease in interest expense would have been greater for the nine months ended September 30, 2001 but was negatively impacted by interest rate hedges entered into by the Company prior to the decrease in the prime lending rate during 2001.

         Minority interest in consolidated subsidiaries. Minority interest in consolidated subsidiaries decreased to $118,000 for the nine months ended September 30, 2001 from $246,000 for the nine months ended September 30, 2000, a decrease of $128,000, or 52.0%. This decrease resulted from lower net income in markets that are not wholly owned by the Company for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. During the third quarter of 2001, the Company purchased the remaining 6.25% of its Atlanta market.

         Income taxes. Income tax expense decreased to $637,000 for the nine months ended September 30, 2001 from $2.2 million for the nine months ended September 30, 2000, a decrease of $1.6 million, or 71.2%. This decrease resulted from lower income before income taxes, which decreased to $463,000 for the nine months ended September 30, 2001 from $4.7 million for the nine months ended September 30, 2000, a decrease of $4.3 million, or 90.2%.


LIQUIDITY AND CAPITAL RESOURCES

         Because the Company's Credit Facility terminates on July 1, 2002, the Company has been required to reclassify $72.4 million in notes payable under Credit Facility from long-term to current liabilities. This reclassification resulted in the Company having a $68.2 million working capital deficit at September 30, 2001. The Company is currently negotiating with its lenders regarding an extension to the Credit Facility, although there can be no assurance that the Company's lenders will agree to an extension on terms acceptable to the Company or at all. Current liabilities also consisted of $2.6 million in accounts payable, $9.1 million in accrued liabilities, $5.5 million in amounts payable to affiliated dental group practices as consideration for accounts receivable acquired from such group practices and $5.8 million in current maturities of additional notes payable and capital lease obligations. Current liabilities were partially offset by current assets of $27.2 million, consisting of $5.2 million in cash and cash equivalents, $17.8 million in accounts receivable, net of allowances and prepaid expenses and other current assets of $4.2 million. The Company's principal sources of liquidity as of September 30, 2001 consisted of cash and cash equivalents and net accounts receivable.

         For the nine months ended September 30, 2001 and 2000, cash provided by operations was $10.9 million and $12.1 million, respectively.

         Cash used in investing activities was $2.7 million for the nine months ended September 30, 2001 and $7.9 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, $393,000 was utilized to meet contingent payments for acquisitions completed in prior periods, $199,000 was used to purchase the remaining 6.25% of the Company's Atlanta market and $2.1 million was invested in the purchase of additional property and equipment. For the nine months ended September 30, 2000, $4.7 million was utilized to meet contingent payments for acquisitions completed in prior periods, $700,000 was used to purchase 79% of a dental insurance plan and $2.5 million was invested in the purchase of additional property and equipment.

         For the nine months ended September 30, 2001, cash used in financing activities was $6.0 million primarily comprised of the repayment of $6.0 million in outstanding debt and $1.1 million in debt issuance costs offset by $1.2 million in net borrowings. For the nine months ended September 30, 2000, cash used in financing activities was $5.1 million primarily comprised of the repayment of $7.4 million in outstanding debt offset by $2.4 million in net borrowings.

         The Company has a Credit Facility with a bank syndicate. The Loan Agreement associated with the Credit Facility was amended in April 2001 and expires on July 1, 2002. At September 30, 2001, the Company had $77.9 million outstanding under the Credit Facility. The amounts outstanding under the Credit Facility bear interest at the lead lender's prime rate plus three percent with interest payments due on a monthly basis. The Credit Facility requires the Company to repay principal based on a schedule whereby monthly payments are made aggregating $1.3 million in the fourth quarter of 2001, $2.0 million in the first quarter of 2002 and $2.3 million in the two months ended May 31, 2002. Additional principal payments will be required two times during the term of the Credit Facility if the Company exceeds certain cash flow levels. A $500,000 fee is due on December 31, 2001 and April 30, 2002 if certain additional principal amortization thresholds above the required amortization are not met. The Credit Facility prohibits the Company from incurring additional indebtedness, incurring liens, disposing of assets, making investments or making acquisitions without bank approval, and requires the Company to maintain certain financial covenants. These covenants require the Company to maintain minimum total net worth of $66.5 million as of September 30, 2001; minimum EBITDA, on a trailing three month basis, of $5.4 million as of September 30, 2001; and a limit on capital expenditures of $3.0 million from April 1, 2001 through December 31, 2001. All covenants are measured monthly and minimum thresholds for the minimum total net worth and minimum EBITDA covenants fluctuate in future periods. The Credit Facility is secured by all of the assets of the Company.

         At September 30, 2001, the Company was in default with regard to the minimum EBITDA covenant contained within the terms of its Credit Facility. The Revenue decline in the Company's Houston, Philadelphia, Atlanta, New Jersey and Colorado markets contributed to this minimum EBITDA financial covenant default. The Company received a waiver of this financial covenant default through the period ended November 30, 2001. At this time, no assurance can be given that the Company will be in compliance with the minimum total net worth or the minimum EBITDA covenant for the quarter ended December 31, 2001. The Company is in discussions with its lenders to waive or renegotiate the terms of these covenants. If the Company cannot satisfy these covenants or is not successful in waiving or renegotiating these covenants, the Company would be in default under the credit agreement and the Company's lenders would at that time be able to pursue all of their remedies under the credit agreement. The Company has met all other obligations, including required principal and interest payments, related to its credit agreement.

         The Company believes that cash generated from operations will be sufficient to fund its core operations, capital requirements and debt service requirements during the remainder of 2001. However, the Credit Facility expires by its terms on July 1, 2002, and all of the Company's debt thereunder will then be due. The Company will not generate sufficient cash flow by July 1, 2002 to repay all or a substantial portion of its debt under the Credit Facility. In order to meet its short-term and long-term liquidity needs, including the amortization requirements of the Credit Facility, the Company may issue additional equity and debt securities, subject to approval by the bank syndicate and market and other conditions.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for certain financial instruments, including interest rate swap agreements. The Company enters into interest rate hedging agreements to manage its interest rate exposure. The Company adopted SFAS No. 133 on January 1, 2001 and its existing interest rate hedges were designated as cash flow hedges. The effective portion of the gain or loss on a cash flow hedge must be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion, if any, of the gain or loss on a cash flow hedge must be recognized currently in earnings. Based on the cash flow hedges in effect on September 30, 2001, derivative liabilities totaled approximately $755,000. The derivative liabilities were recorded in the Company's consolidated balance sheet at September 30, 2001, with offsetting amounts totaling approximately $304,000 recorded to interest expense and approximately $451,000 recognized in Accumulated Other Comprehensive Loss.

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


                                     MONARCH DENTAL CORPORATION



Date:  November 19, 2001             By:  /s/ W. BARGER TYGART
                                          -------------------------------------
                                          W. Barger Tygart
                                          Chief Executive Officer


Date:  November 19, 2001             By:  /s/ LISA K. PETERSON
                                          -------------------------------------
                                          Lisa K. Peterson
                                          Chief Financial and Administrative
                                          Officer


Date:  November 19, 2001             By:  /s/ CURTIS R. RIPPEE
                                          -------------------------------------
                                          Curtis R. Rippee
                                          Vice President of Finance and
                                          Administration

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  11                     Statement re:  Computation of per share earnings