Form 10-K405
period 2001-12-31
MONARCH DENTAL CORP
filed 2002-04-01
CIK 1009900

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                     ---------------------

                                           FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2001

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

                                 (972) 361-8420
              (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12 (b) of the Act:

                                      None

             Securities registered pursuant to Section 12 (g) of the
                                      Act:

                          Common Stock, $.01 par value
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant on March 19, 2002 was approximately $2,867,500 based upon the closing price per share of the Registrant's Common Stock as reported on the Nasdaq SmallCap Market on March 19, 2002. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 19, 2002, there were 2,170,867 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the Parts of this Report on Form 10-K indicated below:

        (1) The Annual Report to Stockholders for fiscal year ended December 31, 2001 (Part II).

        (2) The Company's definitive proxy statement dated April 12, 2002 for the Annual Meeting of Stockholders to be held on May 8, 2002 (Part III).


        STATEMENTS MADE OR INCORPORATED INTO THIS ANNUAL REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENT REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, AMONG OTHERS, RISKS ASSOCIATED WITH THE COMPANY'S RELIANCE ON CERTAIN PERSONNEL, HIGH LEVELS OF INDEBTEDNESS, THE COMPANY'S DEFAULT UNDER ITS CREDIT FACILITY AND THE POSSIBILITY THAT THE COMPANY'SLENDERS WILL FORECLOSE ON THE COMPANY'S ASSETS OR TAKE OTHER ACTIONS ADVERSE TO THE COMPANY, POSSIBLE VOLATILITY OF THE COMPANY'S COMMON STOCK PRICE AND COMPETITION. THESE AND OTHER FACTORS ARE DESCRIBED IN ITEM 7 OF PART II OF THIS FORM 10-K UNDER THE CAPTION "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS."

                           MONARCH DENTAL CORPORATION


                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                                      Page No.

Part I.

         Item 1.    Business                                                              4
         Item 2.    Properties                                                           14
         Item 3.    Legal Proceedings                                                    14
         Item 4.    Submission of Matters to a Vote of Security Holders                  14

Part II.

         Item 5.    Market for Registrant's Common Equity and Related
                    Stockholder Matters                                                  15
         Item 6.    Selected Financial Data                                               *
         Item 7.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                             *
         Item 8.    Financial Statements and Supplementary Data                           *
         Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                                  16

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



* Incorporated by reference to the Registrant's Annual Report to Stockholders for fiscal year ended December 31, 2001.

**   Incorporated by reference to the Company's definitive proxy statement dated April 12, 2002 for the
     Annual Meeting of Stockholders to be held on May 8, 2002.

                                     PART I

ITEM 1.  BUSINESS

        The information contained in this report is provided as of December 31, 2001, unless otherwise indicated.

        The Company provides management and administrative services to dental group practices in selected markets, located in Texas, Colorado, Utah, Arizona, New Mexico, Arkansas, Indiana, Ohio, New Jersey, Pennsylvania, Virginia, Georgia and Florida. The Company provides the services to dental group practices under long-term administrative services agreements (the "Administrative Services Agreements"). The Administrative Services Agreements represent the Company's right to provide these services to the Dental Offices during the term of the agreement. The Administrative Services Agreements cannot be terminated by the related professional corporation without cause, consisting primarily of bankruptcy or material default.

        Dentists practicing at the Company's dental offices (the "Dental Offices") provide general dentistry services such as examinations, cleanings, fillings, bonding, placing crowns and fitting and placing fixed or removable prostheses. At many of the Company's Dental Offices, dentists also provide specialty dental services such as orthodontics, oral surgery, endodontics, periodontics and pediatric dentistry. The Company seeks to build geographically dense networks of dental providers by expanding within its existing markets. On December 31, 2001, the Company sold its Wisconsin operations consisting of 26 Dental Offices, which decreased the number of Dental Offices the Company provided management and administrative services to 158. Of the 158 Dental Offices, 29 were internally developed and 147 were acquired (eighteen of these offices were subsequently closed) by the Company. At December 31, 2001, after giving effect to the sale of the Wisconsin operations, 317 full-time dentists and 81 part-time dentists practiced at the Company's Dental Offices. The Company was incorporated under the laws of Delaware on December 28, 1994.

DENTAL SERVICES

        Dentists practicing at the Dental Offices provide general dentistry services such as examinations, cleanings, fillings, bonding, placing crowns and fitting and placing fixed or removable prostheses. At many of the Company's Dental Offices, dentists also provide specialty dental services such as orthodontics, oral surgery, endodontics, periodontics and pediatric dentistry. Specialty dental services are typically offered by teams which rotate through several Dental Offices in a particular market. This enables the dental professional corporations and associations (the "P.C.s") to whom the Company provides administrative services to capture revenue from services that would otherwise be referred to independent specialists.

        Dental services provided at the Dental Offices are provided by or under the supervision of licensed dentists employed by or under independent contracts with the P.C.s. The Company typically owns or leases all of the operating assets of each of the Dental Offices, including inventory, equipment, leases and leasehold improvements. The Company seeks to equip its Dental Offices with state-of-the-art clinical and diagnostic equipment such as fiber optic handpieces, intraoral video cameras and panoramic and cephalometric X-ray equipment.

        The following table shows the principal areas in which the Company provides administrative services, the number of Dental Offices and dentists in each area at December 31, 2001, the year that each practice was established and the effective date of each practice's affiliation with the Company:

                                      NUMBER OF   NUMBER OF
DENTAL GROUP PRACTICE / MARKET        DENTAL      DENTISTS        DATE       EFFECTIVE DATE
------------------------------        OFFICES       (1)          FOUNDED     OF ACQUISITION
                                      ----------- ----------    --------    ----------------
Monarch, Dallas-Fort Worth                29         76           1983       N/A
MacGregor Dental Centers, Houston         16         28           1962       February 1996
Convenient Dental Care, Arkansas           1          4           1982       November 1996
Arkansas Dental Health, Arkansas           2          3           1984       January 1997
United Dental Care, Arkansas               8         13           1990       April 1997
Dental Centers of Indiana, Indiana        12         13           1980       August 1997
J.B. Hays, Arkansas                        1          1           1994       October 1997
Three Peaks Dental Health, Colorado        6         10           1990       November 1997
Press Family Dental, San Antonio           7         15           1971       November 1997
Dental America, Midland - Odessa           3          5           1994       December 1997
Dental Care One, Ohio                      8          9           1979       March 1998
Managed Dental Care Centers, New           3          6           1995       June 1998
 Mexico
Valley Forge Dental Associates,           52        117           1995       September 1998
 Various
Talbert Dental, Arizona and Utah          10         17           1973       September 1998

(1) Includes full-time general dentists and specialists employed by or under contract with the applicable P.C.

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

ADVERTISING AND MARKETING

        The Company seeks to increase patient volume at the Dental Offices through various forms of advertising and other marketing techniques. The Company has developed these techniques over the past 15 years in its Dallas-Fort Worth operations and adapts them for use in its other markets as appropriate. The Company's advertising emphasizes regional brand name recognition of its affiliated Dental Offices, quality of care, comprehensive specialty services, affordable payment plans for more complex procedures and patient satisfaction. The Company operates as "Monarch(TM) Dental" or under established regional brand names, such as "ProDent(SM)" in Philadelphia, depending on the nature and requirements of the relevant market. The Company believes the brand name recognition by consumers and managed dental care payors generated by its advertising programs has contributed to its growth.

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

PAYOR MIX

        Third-party payment arrangements from which the Company derives revenue directly or through the P.C.s include indemnity insurance, preferred provider plans and capitated managed dental care plans. Under indemnity insurance plans, the patient or the patient's employer pays insurance premiums and the insurance company reimburses the dentist for all or a portion of the dentist's usual and customary fee, with the patient paying the portion not covered by insurance. Under preferred provider plans, dentists agree to provide dental services to plan members on a discounted fee-for-service basis. Capitated managed dental care plans typically pay dental group practices that agree to provide services to plan members a fixed monthly amount for each plan member covered for a specified schedule of services regardless of the quantity or cost of services to the participating dental group practice obligated to provide them. This arrangement shifts the risk of utilization to the dental group practice that provides the dental services. Because the Company assumes responsibility under the Administrative Services Agreements for all aspects of the operation of the dental practices (other than the practice of dentistry) and thus bears all costs of the P.C.s associated with the provision of dental services at the Dental Offices (other than compensation and benefits of dentists and hygienists), the risk of over-utilization of dental services at the Dental Offices under capitated managed dental care plans is effectively shifted to the Company. In addition, members of capitated managed dental care plans pay the P.C.s or the Company, as applicable, additional amounts as co-payments for more complex procedures. The relative size of capitation payments and co-payments varies in accordance with the level of benefits provided and plan design.

        The Company seeks to assist the Dental Offices in optimizing the revenue mix between revenue from fee-for-service business and revenue from capitated managed dental care plans. The Company focuses on fee-for-service business, which includes fees paid by indemnity insurers, fees from preferred provider plans and direct patient billings. The Company seeks to assist the Dental Offices in increasing fee-for-service business by expanding its operations within existing markets and advertising.

        The Company also seeks to assist the Dental Offices in supplementing fee-for-service business with revenue derived from contracts with capitated managed dental care plans. Capitated managed dental care relationships with the Company and the P.C.s increase dentist productivity and facility utilization. These relationships also provide increased co-payment revenue, referrals of additional fee-for-service patients and opportunities for dentists practicing at the Dental Offices to educate patients about the benefits of elective dental procedures that may not be covered by the patients' capitated managed dental care plans.

        The following table sets forth information regarding the sources of revenue of the Company for the years ended December 31, 2001, 2000 and 1999:

                                                        YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------
                                             2001                 2000                 1999
                                        -----------------    ----------------   ------------------
                                                  PERCENT             PERCENT              PERCENT
                                                    OF                  OF                   OF
REVENUE SOURCE                          REVENUE    TOTAL     REVENUE   TOTAL    REVENUE     TOTAL
--------------                          --------  -------    -------   ------   -------     ------
                                                           (DOLLARS IN THOUSANDS)

Fee-for-Service (1)                     $127,562   60.2%    $123,054    58.2%   $121,387     59.5%
Managed Dental Care:
   Capitation                             42,043   19.8%      42,090    19.9%     41,942     20.6%
   Co-payment                             42,262   20.0%      46,195    21.9%     40,741     19.9%
                                          -------  -------   -------   -------   -------    -------
      Total                             $211,867  100.0%    $211,339   100.0%   $204,070    100.0%
                                        ========  =======   ========  ========  ========   ========


(1) Constitutes revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third party payor.

OPERATIONS

        The Company seeks to achieve operational efficiencies based on the best practices identified in its affiliated dental groups. The Company adapts and implements these practices throughout its provider networks, when appropriate, to (i) reduce purchasing and administrative expenses, (ii) improve operational efficiencies in such areas as scheduling, billing and personnel management, and
(iii) introduce and standardize patient record keeping, treatment protocols and technique utilization. The Company establishes and maintains geographically dense networks of dentists in each of its markets. The Company believes that these provider networks offer preferred provider and capitated managed dental care plans the ability to enter the markets served by the networks more quickly and comprehensively and to service their plan members more efficiently than contracting through solo or smaller group practices. The Company believes these networks provide it with advantages in establishing and maintaining relationships with capitated managed dental care plans and other third-party payors, including greater leverage than that of solo or smaller group practices when negotiating provider agreements.

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

        Call Centers; Scheduling

        The Company maintains regional call centers in Dallas-Fort Worth and Houston. The call centers' staffs field calls, schedule patient visits, answer patient questions and initiate contact with patients for follow-up of ongoing treatment programs.

        The Company utilizes a centralized management information system in the call centers to schedule patient appointments. The Company sends patients to the Dental Office that is most convenient for the patient in terms of timing and location. The Company's centralized scheduling systems provide the Company with better control over patient scheduling, resulting in increased productivity, as well as the ability to analyze and assist in controlling the revenue mix at the Dental Offices by balancing fee-for-service and capitated managed dental care patients. This also enables the staff at each Dental Office to focus on patient care and customer service by eliminating a significant number of incoming calls.

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

        Management Information Systems

        The Company has licensed for use at its Dental Offices a management information system for dental practice management. The majority of the Dental Offices are currently utilizing this information system and the Company is continuing its efforts to standardize the system throughout its national network of Dental Offices. The Company uses the information system to track data related to each Dental Office's operations and financial performance. The information system can provide each of the Dental Offices with data such as patient and practitioner scheduling information, insurance coverage information, clinical record-keeping and revenue and collection data (including credit history). Within each market, the Company uses the information system to manage billing and collections, including electronic insurance claims processing, and to provide information for case management and outcome related research.

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

AFFILIATION STRUCTURE

        Relationship with P.C.s

        The Company derives all of its revenue from its Administrative Services Agreements with the P.C.s. Under each of the Administrative Services Agreements, the Company typically receives a management fee equal to the Company's costs plus the lower of (i) 30% of the P.C.'s net revenues or (ii) the P.C.'s net pre-tax income. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of services to the P.C.s under the Administrative Services Agreements, such that substantially all costs associated with the provision of dental services at the Dental Offices are borne by the Company, other than the compensation and benefits of the dentists and hygienists who are employed by or are independent contractors of the P.C.s. Under the Administrative Services Agreements, the Company provides the P.C.s with, among other things, the facilities, administrative personnel and supplies, as well as numerous services, including administrative, accounting, cash management, financial statements and reports, budgeting, including capital expenditures, recruiting, insurance, litigation management, negotiation of managed dental care contracts (which are entered into by the Company and the P.C.s), management information systems, billing and collection services. Each Administrative Services Agreement is for a term of between 10 and 40 years, with automatic renewal thereafter. Further, each Administrative Services Agreement generally may be terminated by the P.C. only for cause, which includes an uncured breach of the agreement by the Company, or upon the P.C.'s bankruptcy or voluntary dissolution and may be terminated by the Company as of any anniversary date of the Administrative Services Agreement. In addition to the Administrative Services Agreements, the Company has a contractual right to designate or approve the licensed dentists who own each P.C.'s capital stock. Because the Company establishes a "controlling financial interest" under the Administrative Services Agreements, the Company consolidates the dental group practices.

        Employment Agreements

        Dentists practicing at the Dental Offices have entered into employment agreements, or independent contractor agreements through their professional corporations, with the P.C.s. Such agreements typically contain a non-competition agreement for up to three years following their termination within a specified geographic area, usually a specified number of miles from the relevant Dental Office. The employment agreements with dentists who have sold their practices to the Company generally are for a specified initial term of up to five years. Under each agreement, the dentist assigns billing and collection rights to the P.C., with the P.C. in turn assigning such rights to the Company under the terms of the applicable Administrative Services Agreement. In return, the dentist receives either a fixed salary or collections-based compensation, which may have a minimum guarantee, and a package of benefits which varies from region to region. The dentists' compensation and benefits are paid by the relevant P.C. with whom the dentist has entered into an employment agreement.

CURRENT EVENTS

        The Company has a Credit Facility with a bank syndicate, which expires by its terms on July 1, 2002. At December 31, 2001, the Company had $67.3 million outstanding under the Credit Facility. The amounts outstanding under the Credit Facility bear interest at the lead lender's prime rate plus three percent with interest payments due on a monthly basis. The Credit Facility requires the Company to repay principal based on a schedule whereby monthly payments are made aggregating $2.0 million and $2.3 million in the first quarter of 2002 and two months ended May 31, 2002, respectively. An additional principal payment will be required on April 30, 2002 if the Company exceeds certain cash flow levels. A $500,000 fee is due on April 30, 2002 if a specified threshold above the required amortization is not met. Additionally, the lenders will receive warrants to purchase shares of the Company's Common Stock at an Exercise Price of $0.01 per share (per the Warrant Agreement dated April 1, 2001), equal to 5% of the outstanding shares of the Company's Common Stock as of July 1, 2002, if all outstanding debt is not paid in full by July 1, 2002. The Credit Facility prohibits the Company from incurring additional indebtedness, incurring liens, disposing of assets, making investments or making acquisitions without bank approval, and requires the Company to maintain certain financial covenants. These covenants require the Company to maintain minimum total net worth of $66.5 million as of December 31, 2001; minimum EBITDA, on a trailing three month basis, of $6.0 million as of December 31, 2001; and a limit on capital expenditures of $3.0 million from April 1, 2001 through December 31, 2001. All covenants are measured monthly and minimum thresholds for the minimum total net worth and minimum EBITDA covenants fluctuate in future periods. The Credit Facility is secured by all of the assets of the Company.

        At December 31, 2001, the Company was in default with the terms of the Credit Facility under the minimum EBITDA and minimum net worth covenants. Revenue declines in the Company's Houston, Philadelphia, Georgia, New Jersey and Colorado markets, which resulted in lower than expected EBITDA levels, contributed to the defaults. Although the Company is attempting to negotiate an amendment to its Credit Agreement and to secure a waiver of the defaults and an extension of the Credit Facility, there can be no assurance that the Company's lenders will grant a waiver or agree to an amendment on terms acceptable to the Company or at all. The Company has made all required principal and interest payments related to its Credit Agreement. However, the Company agreed to make the monthly principal amounts described above prior to the sale of its Wisconsin operations. The loss of the cash flow from the Wisconsin operations has adversely affected the Company's ability to make these payments and avoid a payment default under the Credit Facility. It is unclear whether the Company's remaining operations will provide sufficient cash flow to make these payments on a timely basis.

        On February 7, 2002, the Company's lenders notified the Company that they were exercising their option to impose the default interest rate under the Credit Agreement, which is equal to the lead lender's prime rate plus six percent, for the remaining duration of the Company's default. The default rate will significantly increase the Company's interest payments under the Credit Facility and will negatively impact the Company's liquidity. Moreover, for as long as the Company remains in default, the Company's lenders have the right to accelerate the maturity of the Company's debt under the Credit Facility and to use cash balances in the Company's bank accounts to set off a portion of the debt. The Company does not have cash available to pay off its total indebtedness under the Credit Facility and its financial condition and results of operations would be materially and adversely affected by the lenders' use of its available cash to set off a portion of the debt.

        The Company believes that cash generated from operations will be sufficient to fund its core operations.

However, it is unclear whether the Company will be able to make its April and May principal payments described above that were agreed to prior to the sale of its Wisconsin operations due to the Company's lower monthly cash flow. The Credit Facility expires by its terms on July 1, 2002, and all of the Company's debt thereunder will then be due. The Company will not generate sufficient cash flow by July 1, 2002 to repay all or a substantial portion of its debt under the Credit Facility, raising substantial doubt about its ability to continue as a going concern.

        In the event the Company is unable to refinance this indebtedness before July 1, 2002, its lenders may foreclose on the Company's assets or force the Company into bankruptcy upon maturity of the existing indebtedness, in which circumstances the Company's equity holders may experience a loss equal to the amount of their investment in the Company's Common Stock. In the event the Company is unable to refinance the indebtedness on terms as favorable as the terms of the existing indebtedness, the Company is likely to experience a material and adverse effect on its financial condition and results of operations. In this regard, the Company has engaged Bank of America Securities LLP to explore strategic alternatives such as a sale of the Company, an equity investment in the Company, the issuance of debt securities or a sale of all or a portion of the Company's assets. However, there can be no assurance that the Company will be successful in entering into an agreement to consummate any strategic alternative or that the Company's lenders will agree to any strategic alternative on terms acceptable to the Company or at all.


        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for certain financial instruments, including interest rate swap agreements. The Company has participated in interest rate hedging agreements to manage its interest rate exposure. The Company adopted SFAS No. 133 on January 1, 2001 and its existing interest rate hedges were designated as cash flow hedges. The effective portion of the gain or loss on a cash flow hedge must be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion, if any, of the gain or loss on a cash flow hedge must be recognized currently in earnings. The Company paid $925,000 in connection with its interest rate hedging agreements during 2001 due to decreases in the prime lending rate throughout the year. The interest rate hedging agreements expired on December 31, 2001.

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

GOVERNMENT REGULATION

        The practice of dentistry is regulated at both the state and federal levels. There can be no assurance that the regulatory environment in which the Company or P.C.s operate will not change significantly in the future. The laws and regulations of all states in which the Company operates impact the Company's operations but do not currently materially restrict the Company's operations in those states. In addition, state and federal laws regulate health maintenance organizations and other managed care organizations for which dentists may be providers. In general, regulation of health care related companies is increasing. In connection with its operations in existing markets, the Company may become subject to additional laws, regulations and interpretations or enforcement actions. The ability of the Company to operate profitably will depend in part upon the ability of the Company and the P.C.s to operate in compliance with applicable health care regulations.

        State Regulation

        The laws of many states, including all of the states in which the Company currently operates, permit a dentist to conduct a dental practice only as an individual, a member of a partnership or an employee of a professional corporation, limited liability company or limited liability partnership. These laws typically prohibit, either by specific provision or as a matter of general policy, non-dental entities, such as the Company, from practicing dentistry, from employing dentists and, in certain circumstances, hygienists or dental assistants, or from otherwise exercising control over the provision of dental services. Because under the Administrative Services Agreements the Company bears all costs associated with the provision of dental services by the P.C.s at the Dental Offices other than compensation and benefits of dentists and hygienists and determines annual budgets for the P.C.s, the Company is effectively able to manage the profitability of the Dental Offices. Under the Administrative Services Agreements, however, the P.C.s control all clinical aspects of the practice of dentistry and the provision of dental services at the Dental Offices, including the exercise of independent professional judgment regarding the diagnosis or treatment of any dental disease, disorder or physical condition. Under the Administrative Services Agreements, persons to whom dental services are provided at the Dental Offices are patients of the P.C.s and not of the Company and the Company does not have or exercise any control or direction over the manner or methods in which dental services are performed nor does the Company interfere in any way with the exercise of professional judgment by the dentists who are employees or independent contractors of the P.C.s.

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

        Many states limit the ability of a person other than a licensed dentist to own or control equipment or offices used in a dental practice. Some of these states allow leasing of equipment and office space to a dental practice, under a bona fide lease, if the equipment and office remain under the control of the dentist. Some states prohibit the advertising of dental services under a trade or corporate name. Other states, including Arkansas, require all advertisements to be in the name of the dentist. A number of states also regulate the content of advertisements of dental services and the use of promotional gift items. In addition, many states impose limits on the tasks that may be delegated by dentists to hygienists and dental assistants. A few states (none in which the Company currently operates) require entities designated as "clinics" to be licensed, and may define clinics to include dental practices that are owned or controlled in whole or in part by non-dentists. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion.

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

EMPLOYEES

        As of December 31, 2001, after giving effect to the sale of the Wisconsin operations, the Company had approximately 1,500 employees, excluding the 398 dentists and 236 hygienists employed by or contracting with the P.C.s. The Company is not party to any collective bargaining agreement with a labor union and considers its relations with its employees to be satisfactory.



ITEM 2. PROPERTIES

        The Company's corporate headquarters are located at Tollway Plaza II, 15950 North Dallas Parkway, Dallas, Texas, in approximately 4,000 square feet occupied under a lease that expires on December 31, 2004.

        The Company also leases real estate at the location of each Dental Office. For the year ended December 31, 2001, the Company had lease costs of approximately $9.1 million.


ITEM 3. LEGAL PROCEEDINGS

        The Company is engaged in various legal proceedings incidental to its business activities. Management does not believe the resolution of such matters individually or in the aggregate will have a material adverse effect on the Company's financial position, results of operations or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        The Common Stock of the Company is traded on the Nasdaq SmallCap Market under the symbol "MDDS". The Company effected a one-for-six reverse stock split at the commencement of trading on June 19, 2001. The following table sets forth the high and low sale prices for the Common Stock during the periods indicated. All prices for periods prior to the one-for-six reverse stock split effected on June 19, 2001 have been adjusted to give effect to such reverse stock split.


                       PERIOD                       HIGH ($)      LOW ($)
        -------------------------------------    -----------   -----------

        2000
            First Quarter......................    19.686         10.878
            Second Quarter.....................    26.814         13.128
            Third Quarter......................    20.250         10.128
            Fourth Quarter.....................    10.314          2.628

        2001
            First Quarter .....................     5.814          1.314
            Second Quarter.....................     2.600          1.314
            Third Quarter......................     4.000          2.300
            Fourth Quarter.....................     2.650          2.040


        On March 19, 2002, the closing price of the Common Stock was $1.95.

HOLDERS

        There were 611 record holders of the Company's Common Stock on March 19, 2002. The Company believes the number of beneficial owners of the Company's Common Stock at that date was substantially greater.

DIVIDENDS

        The Company has not declared or paid any cash dividends on its Common Stock since it became a C corporation for tax purposes in February 1996. The Company currently intends to use its earnings to reduce its debt obligations and finance future operations and, therefore, does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results and current and anticipated cash needs. In addition, under the terms of the Company's Credit Facility, the payment of cash dividends is currently prohibited without the consent of the lender.


ITEM 6. SELECTED FINANCIAL DATA

        The information set forth in "Selected Consolidated Financial Information" on page 6 of the Annual Report to Stockholders for the fiscal year ended December 31, 2001 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 22 of the Annual Report to Stockholders for the fiscal year ended December 31, 2001 is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the Company set forth on pages 23 through 39 of the Annual Report to Stockholders for the fiscal year ended December 31, 2001 are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information appearing under the captions "Information Regarding Directors," "Executive Officers" and "Compliance with 16(a) of the Securities Exchange Act of 1934" in the registrant's definitive proxy statement dated April 12, 2002 relating to the Annual Meeting of Stockholders to be held on May 8, 2002 is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

        The information appearing under the caption "Executive Compensation" in the registrant's definitive proxy statement dated April 12, 2002 relating to the Annual Meeting of Stockholders to be held on May 8, 2002 is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information appearing under the caption "Principal and Management Stockholders" in the registrant's definitive proxy statement dated April 12, 2002 relating to the Annual Meeting of Stockholders to be held on May 8, 2002 is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information appearing under the caption "Certain Transactions" in the registrant's definitive proxy statement dated April 12, 2002 relating to the Annual Meeting of Stockholders to be held on May 8, 2002 is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS FILED ON FORM 8-K

         (a)     Documents Filed as Part of this Annual Report on Form 10-K:

                 1. Financial Statements: The following Consolidated Financial Statements of Monarch Dental Corporation and Report of Independent Public Accountants, are incorporated by reference to pages 23 through 39 of the Registrant's 2001 Annual Report to Stockholders:

                              Report of Independent Public Accountants

                              Consolidated Balance Sheets at December 31, 2001 and 2000

                              Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

                              Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

                              Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

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

         (b)     Reports on Form 8-K.

                 The Company filed a Form 8-K, dated December 31, 2001, reporting the sale of its Wisconsin operations.

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

                                                   MONARCH DENTAL CORPORATION

Date:  April 1, 2002                               By:  /s/  W. BARGER TYGART
                                                       --------------------------------------------
                                                       W. Barger Tygart
                                                       Chief Executive Officer

Date:  April 1, 2002                               By:  /s/ LISA K. PETERSON
                                                       --------------------------------------------
                                                       Lisa K. Peterson
                                                       Chief Financial and Administrative Officer

Date:  April 1, 2002                               By:  /s/ CURTIS R. RIPPEE
                                                       --------------------------------------------
                                                       Curtis R. Rippee
                                                       Vice President of Finance and Administration

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


Signature                               Title                                           Date
---------                               -----                                         ----

  /s/  W. BARGER TYGART                 Chairman of the Board,                         April 1, 2002
-----------------------------------     Chief Executive Officer,
W. Barger Tygart                        President and Director


 /s/  LISA K. PETERSON                  Chief Financial and Administrative Officer     April 1, 2002
-----------------------------------     (principal financial officer
Lisa K. Peterson                        and principal accounting officer)


/s/  CURTIS R. RIPPEE                   Vice President of Finance and Administration   April 1, 2002
-----------------------------------
Curtis R. Rippee

/s/  GLENN E. HEMMERLE                  Director                                       April 1, 2002
-----------------------------------
Glenn E. Hemmerle

/s/  ALLAN S. HUSTON                    Director                                       April 1, 2002
-----------------------------------
Allan S. Huston

/s/  JOHN E. MAUPIN, JR., D.D.S.        Director                                       April 1, 2002
-----------------------------------
John E. Maupin, Jr., D.D.S

/s/  WARREN F. MELAMED, D.D.S.          Director                                       April 1, 2002
-----------------------------------
Warren F. Melamed, D.D.S.

                    Report of Independent Public Accountants



To the Stockholders of Monarch Dental Corporation:


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Monarch Dental Corporation's annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated March 9, 2002, which contains an explanatory paragraph with respect to the Company's ability to continue as a going concern. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                               ARTHUR ANDERSEN LLP


Dallas, Texas,
 March 9, 2002

                                  SCHEDULE II

                  MONARCH DENTAL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                       ADDITIONS      ADDITIONS
                                         BALANCE AT   CHARGED TO        FROM                                     BALANCE
                                         BEGINNING     COSTS AND      ACQUIRED                                    AT END
            CLASSIFICATION               OF PERIOD     EXPENSES       COMPANIES   DISPOSITIONS   DEDUCTIONS     OF PERIOD
---------------------------------------  -----------  ------------   ------------ -------------  -----------    -----------
December 31, 2001:
    Allowance for Uncollectibles            $12,246       $17,973 (a)  $       -    $    (205)   $  (19,830)(b)   $  10,184
    Accumulated Amortization of
       Intangible Assets                     15,527         5,552              -       (1,094)            -          19,985
                                         -----------  ------------   ------------ -------------  -----------    -----------
        Total Reserves and Allowances       $27,773       $23,525      $       -    $  (1,299)    $ (19,830)      $  30,169
                                         ===========  ============   ============ =============  ===========    ===========

December 31, 2000:
    Allowance for Uncollectibles            $12,678       $15,613 (a)  $      19    $       -    $ (16,064) (b)   $  12,246
    Accumulated Amortization of
       Intangible Assets                      9,938         5,589              -            -            -           15,527
                                         -----------  ------------   ------------ -------------  -----------    -----------
         Total Reserves and Allowances      $22,616       $21,202      $      19    $       -    $ (16,064)       $  27,773
                                         ===========  ============   ============ =============  ===========    ===========

December 31, 1999:
    Allowance for Uncollectibles             $9,419       $13,598 (a)  $     630    $       -    $ (10,969) (b)   $  12,678
    Accumulated Amortization of
       Intangible Assets                      4,622         5,316              -            -            -            9,938
                                         -----------  ------------   ------------ -------------  -----------    -----------
         Total Reserves and Allowances      $14,041       $18,914      $     630    $       -    $ (10,969)       $  22,616
                                         ===========  ============   ============ =============  ===========    ===========



This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

(a)   Includes bad debt expense and contractual and other adjustments

(b)   Write-off of uncollectible receivables, net of recoveries.

                               EXHIBIT INDEX


       EXHIBIT
       NUMBER                          EXHIBIT
      ---------                        -------

        3.1     Restated Certificate of Incorporation (4)

       *3.2     Certificate of Amendment of Restated Certificate of
                Incorporation

        3.3     Second Amended and Restated By-Laws (4)

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

        10.6    Management Agreement by and between Modern Dental Professionals,
                P.C. and Monarch Dental Associates, L.P. (2)

        10.7    Management Agreement by and between Modern Dental Professionals,
                P.C. and MacGregor Dental Associates, L.P. (2)

        10.8    Management Agreement by and between Modern Dental Professionals
                - Girlinghouse, P.A. and Convenient Dental Care, Inc. (2)

        10.9    Management Agreement by and between Modern Dental Professionals
                - Beavers, P.A. and Arkansas Dental Health Associates, Inc. (2)

        10.10   Management Agreement by and between Modern Dental Professionals
                /UDC - Girlinghouse, P.A. and United Dental Care, Inc. (2)

        10.11   Management Agreement by and between William T. Harris and
                Associates, a Professional Dental Corporation and United Dental
                Care, Inc. (2)

        10.12   Management Agreement by and between United Dental Care Tom
                Harris, D.D.S. & Associates and United Dental Care, Inc. (2)

        10.13   Management Agreement by and between Modern Dental Professionals
                - Indiana, P.C. and Dental Centers of Indiana (Monarch), Inc.
                (4)

        10.14   Management Agreement by and between Modern Dental Professionals
                - Colorado, P.C. and Three Peaks Dental Management, Inc. (4)




       EXHIBIT
       NUMBER                          EXHIBIT
      ---------                        -------

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

        10.20   Monarch Dental Corporation 1999 Stock Option and Grant Plan (5)

        10.21 Indemnification Agreement dated as of May 8, 2000 by and between Monarch Dental Corporation and Lisa K. Peterson (8)

        10.22 Employment Agreement dated as of October 18, 2000 by and between Monarch Dental Corporation and W. Barger Tygart (9)

        10.23   Second Amended and Restated Employment Agreement dated as of
                October 27, 2000 by and between Monarch Dental Corporation and
                Lisa K. Peterson (9)

        10.24   Third Amended and Restated Loan Agreement dated as of April 1,
                2001 among Monarch Dental Corporation and Bank of America, N.A and Other Entities Designated Herein (7)

        10.25   Warrant Agreement dated January 4, 2000 among Monarch Dental
                Corporation, Bank of America, N.A., Fleet National Bank, and
                COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A.,"Rabobank
                Nederland", New York Branch (6)

        10.26   Warrant Agreement dated April 1, 2001 among Monarch Dental
                Corporation, Bank of America, N.A., Fleet National Bank, and
                COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A.,"Rabobank
                Nederland", New York Branch (7)

        10.27   Non-Competition Agreement by and among Monarch Dental
                Corporation, Midwest Dental, Inc., Midwest Dental Management,
                Inc., Midwest Dental Care, Mondovi, Inc., Midwest Dental Care,
                Sheboygan, Inc. and Midwest Dental Plan, Ltd. dated December 31,
                2001 (10)

       *11.1    Statement re: Computation of net loss per share



       EXHIBIT
       NUMBER                          EXHIBIT
      ---------                        -------

        *13.1   Annual Report to Stockholders for the fiscal year ended December
                31, 2001 (such report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part hereof)

        *21.1   Subsidiaries of the Registrant

        *23.1   Consent of Arthur Andersen LLP

        *23.2   Representation of Arthur Andersen LLP

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

    (4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998 and incorporated herein by reference thereto.

    (5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999 and incorporated herein by reference thereto.

    (6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000 and incorporated herein by reference thereto.

    (7) Filed as an exhibit to the Registrant's Annual Report Form 10-K filed with the Securities and Exchange Commission on April 30, 2001 and incorporated herein by reference thereto.

    (8) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000 and incorporated herein by reference thereto.

    (9) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000 and incorporated herein by reference thereto.

    (10) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2002 and incorporated herein by reference thereto.