Form 10-Q
period 2002-03-31
MONARCH DENTAL CORP
filed 2002-05-14
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                              Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.


                  Class                                                Outstanding as of May 13, 2002
                  -----                                                ------------------------------
         Common Stock, $.01 par value                                           2,175,867

                           MONARCH DENTAL CORPORATION


                                      INDEX

                                                                                                       Page No.
Part I.    Financial Information

           Item 1.       Report of Independent Public Accountants                                         3

           Item 2.       Consolidated Financial Statements                                                4

           Item 3.       Management's Discussion and Analysis of Financial Condition

                         and Results of Operations                                                        13


Part II.   Other Information

           Item 1.       Legal Proceedings                                                                21

           Item 3.       Defaults upon Senior Securities                                                  21

           Item 6.       Exhibits and Reports Filed on Form 8-K                                           22

Signatures                                                                                                23

Exhibit Index                                                                                             24

                          PART I. FINANCIAL INFORMATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO THE STOCKHOLDERS OF MONARCH DENTAL CORPORATION:

We have reviewed the accompanying consolidated balance sheet of Monarch Dental Corporation (a Delaware corporation) and subsidiaries as of March 31, 2002, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the company's management.

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



                                       ARTHUR ANDERSEN LLP
Dallas, Texas
  May 7, 2002

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                     March 31,      December 31,
                                                                                                       2002             2001
                                                                                                   -------------    -------------
                                                                                                    (Unaudited)
                                                      ASSETS
Current assets:
   Cash and cash equivalents                                                                       $   5,409,743    $   3,811,092
   Accounts receivable, net of allowances of approximately $9,553,000
        and $10,184,000, respectively                                                                 14,511,076       14,443,921
   Prepaid expenses and other current assets                                                           3,077,992        3,537,678
   Income tax receivable                                                                                      --          513,416
                                                                                                   -------------    -------------
        Total current assets                                                                          22,998,811       22,306,107
Property and equipment, net of accumulated depreciation of approximately $23,458,000
    and $22,276,000, respectively                                                                     10,891,029       11,712,842
Goodwill, net of accumulated amortization of approximately $19,991,000 and
    $19,985,000, respectively                                                                        114,576,009      114,581,375
Other assets                                                                                             335,353          329,721
                                                                                                   -------------    -------------
       Total assets                                                                                $ 148,801,202    $ 148,930,045
                                                                                                   =============    =============
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                                $   1,548,893    $   2,010,146
   Accrued payroll                                                                                     3,061,901        2,490,966
   Accrued liabilities                                                                                 3,837,222        3,841,014
   Income tax payable                                                                                    263,903               --
   Payable to affiliated dental group practices                                                        5,594,658        4,903,853
   Current maturities of notes payable and capital lease obligations, net of fair value of
      unamortized warrants of approximately $56,000 and $112,000, respectively                        65,532,194       67,578,602
                                                                                                   -------------    -------------
        Total current liabilities                                                                     79,838,771       80,824,581
Deferred income taxes                                                                                  1,854,537        1,854,537
Notes payable                                                                                             60,900           80,833
Capital lease obligations                                                                                 79,479           99,197
Other liabilities                                                                                      1,780,939        1,851,026
                                                                                                   -------------    -------------
        Total liabilities                                                                             83,614,626       84,710,174
Minority interest in consolidated subsidiaries                                                           471,721          459,124
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value, 2,000,000 shares authorized; no shares issued or outstanding              --               --
   Common Stock, $.01 par value, 50,000,000 shares authorized; 2,170,867 and
     2,166,910 shares issued and outstanding, respectively                                                21,709           21,669
   Additional paid-in capital                                                                         67,529,876       67,522,281
   Retained deficit                                                                                   (2,836,730)      (3,783,203)
                                                                                                   -------------    -------------
        Total stockholders' equity                                                                    64,714,855       63,760,747
                                                                                                   -------------    -------------
        Total liabilities and stockholders' equity                                                 $ 148,801,202    $ 148,930,045
                                                                                                   =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED MARCH 31,
                                                     ------------------------------
                                                         2002              2001
                                                     ------------      ------------
Patient revenue, net                                 $ 47,577,468      $ 54,813,883
Operating expenses:
    Provider salaries and benefits                     16,822,462        18,601,871
    Clinical and other salaries and benefits           12,276,230        14,885,660
    Dental supplies                                     2,403,827         2,666,288
    Laboratory fees                                     2,729,851         2,891,498
    Occupancy                                           2,276,874         2,672,004
    Advertising                                           466,962           612,844
    Other operating expenses                            5,775,852         5,921,246
    Strategic alternative costs                            51,925           259,772
    Depreciation and amortization                       1,186,671         2,764,832
                                                     ------------      ------------
                                                       43,990,654        51,276,015
                                                     ------------      ------------
Operating income                                        3,586,814         3,537,868
Interest expense, net                                   1,978,115         2,561,483
Minority interest in consolidated subsidiaries             57,097            72,907
                                                     ------------      ------------
Income before income taxes                              1,551,602           903,478
Income taxes                                              605,129           502,423
                                                     ------------      ------------
Net income                                           $    946,473      $    401,055
                                                     ============      ============
Net income per common share                          $       0.44      $       0.19
                                                     ============      ============
Net income per common share - assuming dilution      $       0.42      $       0.18
                                                     ============      ============
Weighted average number of common shares
    outstanding                                         2,170,823         2,160,058
                                                     ============      ============
Weighted average number of common and common
    equivalent shares outstanding                       2,236,466         2,225,150
                                                     ============      ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001 AND THE THREE MONTHS
                        ENDED MARCH 31, 2002 (UNAUDITED)



                                 COMMON STOCK        COMMON      ADDITIONAL     RETAINED          TOTAL
                              -------------------   STOCK TO       PAID-IN      EARNINGS      STOCKHOLDERS'
                               SHARES     AMOUNT    BE ISSUED      CAPITAL      (DEFICIT)        EQUITY
                              ---------   -------   ---------    -----------   -----------    -------------
Balance, December 31, 1999    2,120,814   $21,208   $ 100,000    $65,988,450   $   484,796    $  66,594,454
   Net loss                          --        --          --             --      (481,826)        (481,826)
   Issuance of Common Stock      30,097       301    (100,000)     1,495,408            --        1,395,709
                              ---------   -------   ---------    -----------   -----------    -------------
Balance, December 31, 2000    2,150,911    21,509          --     67,483,858         2,970       67,508,337
   Net loss                          --        --          --             --    (3,786,173)      (3,786,173)
   Issuance of Common Stock      15,999       160          --         38,423            --           38,583
                              ---------   -------   ---------    -----------   -----------    -------------
Balance, December 31, 2001    2,166,910    21,669          --     67,522,281    (3,783,203)      63,760,747
   Net income                        --        --          --             --       946,473          946,473
   Issuance of Common Stock       3,957        40          --          7,595            --            7,635
                              ---------   -------   ---------    -----------   -----------    -------------
Balance, March 31, 2002       2,170,867   $21,709   $      --    $67,529,876   $(2,836,730)   $  64,714,855
                              =========   =======   =========    ===========   ===========    =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three months ended
                                                                               March 31,
                                                                      ----------------------------
                                                                          2002            2001
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $    946,473    $    401,055
     Adjustments to reconcile net income to net cash
         provided by operating activities -
         Depreciation and amortization                                   1,186,671       2,764,832
         Amortization of bank warrants                                      56,018         280,088
         Minority interest in consolidated subsidiaries                     57,097          72,907
         Gain on settlement                                                (60,000)             --
         Changes in assets and liabilities, net of effects from
           acquisitions-
               Accounts receivable, net                                    (67,155)       (408,654)
               Prepaid expenses and other current assets                   459,686          39,152
               Income tax receivable/payable                               777,319       2,228,145
               Other noncurrent assets                                      (5,867)        335,562
               Accounts payable and accrued expenses                     1,114,976         870,603
               Accrued restructuring charges                                    --         (90,805)
               Other liabilities                                           (70,087)         38,089
                                                                      ------------    ------------
                  Net cash provided by operating activities              4,395,131       6,530,974
                                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net                             (359,257)       (861,939)
     Cash paid for dental group practices, including
         related costs, net of cash acquired                              (258,281)       (393,281)
                                                                      ------------    ------------
                  Net cash used in investing activities                   (617,538)     (1,255,220)
                                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable, net of issuance costs                     26,842       1,200,000
     Payments for debt issuance costs                                           --         (54,850)
     Payments on notes payable, capital lease obligations and other     (2,168,919)     (3,035,987)
     Distribution to stockholders/partners                                 (44,500)        (86,731)
     Issuance of Common Stock                                                7,635          23,585
                                                                      ------------    ------------
                  Net cash used in financing activities                 (2,178,942)     (1,953,983)
                                                                      ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                1,598,651       3,321,771

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           3,811,092       3,000,013
                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  5,409,743    $  6,321,784
                                                                      ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                           $  1,499,902    $  2,291,782
                                                                      ============    ============
     Cash received for taxes                                          $    172,126    $  1,748,806
                                                                      ============    ============
     Cash paid for strategic alternative costs                        $     51,925    $    139,425
                                                                      ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1.       DESCRIPTION OF BUSINESS AND CURRENT OPERATING ENVIRONMENT

                  Monarch Dental Corporation, a Delaware corporation, and subsidiaries (collectively, the "Company"), provide management and administrative services to dental practices in selected markets. At March 31, 2002, the Company provided management and administrative services to 155 dental practices in Texas, Colorado, Utah, Arizona, New Mexico, Arkansas, Indiana, Ohio, New Jersey, Pennsylvania, Virginia, Georgia and Florida (each a "Dental Office" and collectively, the "Dental Offices.")

                  The March 31, 2002 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in default with the terms of its Credit Facility, which expires by its terms on July 1, 2002 and all of the Company's debt thereunder will then be due. As a result of the default, the Company's lenders have the right to accelerate the maturity of the Company's debt under the Credit Facility and to use cash balances in the Company's bank account to set-off a portion of the debt. The Company does not have cash available, nor will it generate sufficient cash flow to repay all of its debt under the Credit Facility, raising substantial doubt about its ability to continue as a going concern. The March 31, 2002 consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including goodwill) or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. (See further discussion in footnote 3.)

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION / BASIS OF CONSOLIDATION

                  The financial statements for the three months ended March 31, 2002 and 2001, have been prepared by the Company, without audit, pursuant to Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting." Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to APB Opinion No. 28; nevertheless, management of the Company believes that the disclosures herein are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of its operations for the three months ended March 31, 2002 and 2001, have been included herein. The results of operations for the three month periods are not necessarily indicative of the results for the full year.

                  The Company provides management and administrative services to dental practices under long-term administrative services agreements (the "Administrative Services Agreements"). The Administrative Services Agreements represent the Company's right to provide these services to the Dental Offices during the term of the agreement. The Administrative Services Agreements cannot be terminated by the related professional dental corporation or association (the "P.C.'s") without cause, consisting primarily of bankruptcy or material default. Under the Administrative Services Agreements, the Company assumes responsibility for providing all management and administrative services to the dental practices' business (including all operating expenses consisting of the expenses incurred by the Company in connection with providing management and administrative services to the Dental Offices, including salaries and benefits for personnel other than dentists and hygienists, dental supplies, dental laboratory fees, occupancy costs, equipment leases, management information systems and other expenses related to the dental practice operations) other than the provision of dental services and retains a 100% residual interest in the net income of the dental practices. The Company generally receives a fee equal to the Company's costs plus the lower of (i) 30% of the P.C.'s net revenues or

         (ii) the P.C.'s net pre-tax income. If net pre-tax income exceeds 30% of the P.C.'s net revenues, the P.C. would retain the amount of pre-tax income over 30% of the P.C.'s net revenues. The Company's net revenue and operating results are significantly dependent upon the revenue of the dental practices. The Company has no material commitments or guarantees to the dental practices under the Administrative Services Agreements.

                  Under the Administrative Services Agreements, the Company establishes a "controlling financial interest" as defined by EITF 97-2, "Application of FASB No. 94 and APB No. 16 to Physician Practice Management Entities and Certain Other Entities under Contractual Management Arrangement" ("EITF 97-2"). In addition, the Company has nominee shareholder arrangements with certain of the dental practices as defined by EITF 97-2. For these reasons, the Company consolidates the financial statements of the dental practices.

         GOODWILL

                  In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 prescribes the accounting for intangible assets acquired individually or with a group of other assets. The amortization of existing goodwill ceased as of December 31, 2001. Any goodwill resulting from future acquisitions will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 resulted in the Company's discontinuation of amortization of its goodwill. The Company is currently assessing the impact of SFAS No. 142 and has not yet determined the full effect this statement will have on its consolidated financial position or results of operations. However, had SFAS No. 142 been utilized beginning January 1, 2001, the Company's pre-tax income would have been increased by $1.4 million for the three months ended March 31, 2001, which was the amortization expense charged to earnings under prior accounting standards. The Company was required to test its goodwill for impairment under the new standard beginning January 1, 2002. The Company expects to complete its initial review during the second quarter of 2002. The Company expects to record a significant impairment charge as a change in accounting principle related to certain of its markets upon completion of the initial impairment review. All future goodwill tests that result in an impairment to goodwill would have an adverse effect on the Company's results of operations.

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

         NET INCOME PER COMMON SHARE

                  The net income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share has been calculated using the treasury stock method for stock options and other dilutive securities. Such shares totaled 65,643 and 65,092 for the three month periods ended March 31, 2002 and 2001, respectively.

         OTHER

                  Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentations.

3.       NOTES PAYABLE

                  The Company has a Credit Facility with a bank syndicate, which expires by its terms on July 1, 2002. At March 31, 2002, the Company had $65.3 million outstanding under the Credit Facility. Under the original terms, the amounts outstanding under the Credit Facility bear interest at the lead lender's prime rate plus three percent with interest payments due on a monthly basis. The Credit Facility requires the Company to repay principal based on a schedule whereby monthly payments are made aggregating $2.3 million for the two months ended May 31, 2002. Additionally, the lenders will receive warrants to purchase shares of the Company's Common Stock at an exercise price of $0.01 per share (per the Warrant Agreement dated April 1, 2001), equal to 5% of the outstanding shares of the Company's Common Stock as of July 1, 2002, if all outstanding debt is not paid in full by July 1, 2002. The Credit Facility prohibits the Company from incurring additional indebtedness, incurring liens, disposing of assets, making investments or making acquisitions without bank approval, and requires the Company to maintain certain financial covenants. These covenants require the Company to maintain minimum total net worth of $67.5 million as of March 31, 2002; minimum EBITDA, on a trailing three month basis, of $5.4 million as of March 31, 2002; and a limit on capital expenditures of $2.0 million for the period January 1, 2002 through July 1, 2002. All covenants are measured monthly and the minimum threshold for the minimum EBITDA covenant fluctuates in future periods. The Credit Facility is secured by all of the assets of the Company.

                  At March 31, 2002, the Company continued to be in default with the terms of the Credit Facility in regard to the breach of the minimum EBITDA and minimum net worth covenants. As previously disclosed, the Company has engaged Bank of America Securities LLC to explore strategic alternatives such as a sale of the Company, an equity investment in the Company, the issuance of debt securities or a sale of all or a portion of the Company's assets. However, there can be no assurance that the Company will be successful in entering into an agreement to consummate any strategic alternative or that the Company's lenders will agree to any strategic alternative on terms acceptable to the Company or at all. Additionally, the Company is attempting to negotiate an amendment to its Credit Agreement and to secure a waiver of the defaults and an extension of the Credit Facility. There can be no assurance that the Company's lenders will grant a waiver or agree to an amendment on terms acceptable to the Company or at all. The Company has made all required principal and interest payments (including April 2002) related to its Credit Agreement. However, the Company agreed to make the monthly principal payment amounts described above prior to the sale of its Wisconsin operations. The loss of the cash flow from the Wisconsin operations has adversely affected the Company's ability to make these payments and fund future operations. It is unclear whether the Company's remaining operations will provide sufficient cash flow to make future principal payments and fund future working capital requirements.

                  On February 7, 2002, the Company's lenders notified the Company that they were exercising their option to impose the default interest rate under the Credit Agreement, which is equal to the lead lender's prime rate plus six percent, for the remaining duration of the Company's default. The default rate has significantly increased the Company's interest payments under the Credit Facility and has negatively impacted the Company's liquidity. Moreover, for as long as the Company remains in default, the Company's lenders have the right to accelerate the maturity of the Company's debt under the Credit Facility and to use cash balances in the Company's bank accounts to set-off a portion of the debt. The Company does not have cash available to pay off its total indebtedness under the Credit Facility and its financial condition and results of operations would be materially and adversely affected by the lenders' use of its available cash to set-off a portion of the debt. The Company's lenders have the ability to foreclose on the Company's assets or force the Company into bankruptcy upon maturity of the existing indebtedness, in which circumstances the Company's equity holders may experience a loss equal to the amount of their investment in the Company's Common Stock. In the event the Company is unable to refinance the indebtedness on terms as favorable as the terms of the existing indebtedness, the Company is likely to experience a material and adverse effect on its financial condition and results of operations.

4.       COMMITMENTS AND CONTINGENCIES

         LITIGATION, CLAIMS, AND ASSESSMENTS

                  The Company is engaged in various legal proceedings incidental to its business activities. Management does not believe the resolution of such matters individually or in the aggregate will have a material adverse effect on the Company's financial position, results of operations or liquidity.

5.       SEGMENT REPORTING

                  The Company organizes its business into three reportable divisions. The Company's reportable divisions are strategic business units, and are comprised of the following:

                  Division One - Includes Dallas/Fort Worth, Houston, San
                           Antonio, West Texas and Virginia Dental Offices.

                  Division Two - Includes Georgia, Florida, Colorado, Arizona
                           and Utah Dental Offices.

                  Division Three - Includes Indiana, Arkansas, Dayton,
                           Cleveland, New Jersey, Pittsburgh and Philadelphia Dental Offices. The Company's Wisconsin operations were included in Division Three prior to their sale on December 31, 2001.

                  The accounting policies of the divisions are the same as those described in the summary of significant accounting policies except that the Company does not allocate income taxes to any of the divisions.

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                             (Dollars in thousands)
                                   (Unaudited)

                            Division 1    Division 2    Division 3      Total
                            ----------    ----------    ----------    ----------
Patient revenue, net        $   24,684    $    9,954    $   12,939    $   47,577
Total operating expenses        20,288         8,950        11,176        40,414
                            ----------    ----------    ----------    ----------
Segment contribution             4,396         1,004         1,763         7,163
Contribution margin                 18%           10%           14%           15%
Depreciation and
     amortization expense          586           253           267         1,106
Interest expense, net                3             6            --             9
Segment profit              $    3,807    $      745    $    1,496    $    6,048

Capital expenditures        $      168    $       54    $       78    $      300
Total assets                $   50,068    $   20,623    $   64,662    $  135,353


                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                             (Dollars in thousands)
                                   (Unaudited)

                            Division 1    Division 2    Division 3      Total
                            ----------    ----------    ----------    ----------
Patient revenue, net        $   24,987    $   10,786    $   19,041    $   54,814
Total operating expenses        20,154         9,589        16,025        45,768
                            ----------    ----------    ----------    ----------
Segment contribution             4,833         1,197         3,016         9,046
Contribution margin                 19%           11%           16%           17%
Depreciation and
     amortization expense        1,080           476         1,052         2,608
Interest expense, net               16            11             4            31
Segment profit              $    3,737    $      710    $    1,960    $    6,407

Capital expenditures        $      235    $       87    $      354    $      676
Total assets                $   55,240    $   21,544    $   80,083    $  156,867


Reconciliation of Profit (in thousands)               Three Months Ended March 31
                                                     ------------------------------
                                                         2002              2001
                                                     ------------      ------------
Segment profit                                       $      6,048      $      6,407
Unallocated amounts:
Corporate operating expenses                                2,337             2,483
Corporate strategic alternative costs                          52               260
Corporate depreciation and amortization expense                81               157
Corporate interest expense, net                             1,969             2,531
Minority interest in consolidated subsidiaries                 57                73
                                                     ------------      ------------
Income before income taxes                           $      1,552      $        903
                                                     ============      ============

Corporate capital expenditures                       $         59      $        186
Total corporate assets                               $     13,448      $     14,829

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements under "Liquidity and Capital Resources" regarding the Company's ability to consummate a strategic transaction, the ability to renegotiate the Company's loan agreement on acceptable terms or maintain sufficient liquidity to fund future operations, the risk that the Company will not receive a waiver of its current defaults under its Credit Facility and the related risks that the Company's lenders will accelerate the maturity of its indebtedness or apply the Company's cash balances to debt repayment and under "Critical Accounting Policies" regarding the Company's expectation that it will record a significant impairment charge related to certain of its markets following the completion of its initial impairment review in the second quarter of 2002. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, the Company's expiration of its Credit Facility on July 1, 2002, the Company's high levels of short-term indebtedness and default under its Credit Facility, reliance on certain personnel, possible volatility of stock price, competition and other risks detailed in the Company's Securities and Exchange Commission filings. These and other risk factors are listed in the Company's Form 10-K for the year ended December 31, 2001 as filed with the U.S. Securities and Exchange Commission.

OVERVIEW

         The Company provides management and administrative services to dental group practices in selected markets located in Texas, Colorado, Utah, Arizona, New Mexico, Arkansas, Indiana, Ohio, New Jersey, Pennsylvania, Virginia, Georgia and Florida. The dental group practices are comprised of dental facilities (each, a "Dental Office" and collectively, the "Dental Offices") that provide general dentistry services such as examinations, cleanings, fillings, bonding, placing crowns and fitting and placing fixed or removable prostheses. Many of the Dental Offices also provide specialty dental services such as orthodontics, oral surgery, endodontics, periodontics and pediatric dentistry. The Dental Offices focus on fee-for-service dentistry, supplementing this business with revenue from contracts with capitated managed dental care plans.

         The Company seeks to build geographically dense networks of dental providers by expanding within its existing markets. The Company seeks to generate growth within its existing markets by assisting the Dental Offices in increasing patient volume and fees in existing Dental Offices, either on a per-patient or per-procedure basis, by increasing the physical space of existing Dental Offices and by opening Dental Offices on a de novo basis. Historically, the Company has entered selected markets by acquiring dental group practices. The Company has used the acquired dental group practice as a "pedestal" from which to expand within the newly entered market.

         The Company currently provides management and administrative services to 155 Dental Offices in 17 markets. The number of Dental Offices the Company provides management and administrative services to, including the opening of de novo Dental Offices, acquisitions and Dental Offices that were closed or sold during each of the years indicated, is shown in the table below:

                                        2002(a)    2001    2000    1999    1998(b)
                                        -------    ----    ----    ----    -------
Dental Offices at beginning of period       158     189     190     192         99
De novo Dental Offices                       --      --       1      --          7
Acquired Dental Offices                      --      --       1       7         88
Closed Dental Offices                        (3)     (4)     (3)     (7)        (2)
Sold Dental offices                          --     (27)     --      (2)        --
                                        -------    ----    ----    ----    -------
Dental Offices at end of period             155     158     189     190        192
                                        =======    ====    ====    ====    =======

(a)  Through March 31, 2002

(b) Includes two less acquired offices due to two Dental Office closings prior to the Valley Forge Dental Associates, Inc. acquisition.

COMPONENTS OF REVENUE AND EXPENSES

         The Company provides management and administrative services to dental group practices under long-term administrative services agreements (the "Administrative Services Agreements"). The Administrative Services Agreements represent the Company's right to provide these services to the Dental Offices during the term of the agreement. The Administrative Services Agreements cannot be terminated by the related professional corporation without cause, consisting primarily of bankruptcy or material default.

         Under the Administrative Services Agreements, the Company establishes a "controlling financial interest" as defined by EITF 97-2, "Application of FASB No. 94 and APB No. 16 to Physician Practice Management Entities and Certain Other Entities under Contractual Management Arrangement" ("EITF 97-2"). In addition, the Company has nominee shareholder arrangements with certain of the dental group practices as defined by EITF 97-2. For these reasons, the Company consolidates the financial statements of the dental group practices.

         Patient revenue, net ("Revenue") represents the revenue of the professional dental corporation or association (the "P.C.s") to whom the Company provides management and administrative services or of the Company (formerly in Wisconsin only) reported at estimated realizable amounts, received from third-party payors and patients for dental services rendered at the Dental Offices. Operating expenses consist of the expenses incurred by the Company or the P.C.s in connection with the operation and management of the Dental Offices. These include salaries and benefits paid to dentists and hygienists by the P.C.s or by the Company in states in which ownership of dental practices by the Company is permitted (formerly in Wisconsin only), salaries and benefits for personnel other than dentists and hygienists, dental supplies, dental laboratory fees, occupancy costs, advertising, equipment leases, management information systems and other expenses related to dental practice operations, as well as depreciation and amortization expense.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Patient revenue, net. Revenue decreased to $47.6 million for the three months ended March 31, 2002 from $54.8 million for the three months ended March 31, 2001, a decrease of $7.2 million, or 13.2%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had Revenue of $6.4 million for the three months ended March 31, 2001. To a lesser extent, management changes and high dentist turnover in the Company's Houston, Philadelphia, Georgia and New Jersey markets negatively impacted Revenue growth for the three months ended March 31, 2002. The combined Revenue of these markets for the three months ended March 31, 2002 decreased $1.6 million, or 16.9%, compared to the three months ended March 31, 2001. The Company's remaining thirteen markets experienced an increase in Revenue of $857,000, or 2.2%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 primarily as a result of fee schedule increases and additional fee-for-service patient volume. Additionally, the Company experienced one less business day overall and lower patient volume at the end of March due to the timing of certain religious holidays for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

         Fee-for-service revenue (i.e., revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) decreased to $29.1 million for the three months ended March 31, 2002 from $33.0 million for the three months ended March 31, 2001, a decrease of $3.9 million, or 11.9%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001. Managed dental care revenue (i.e., revenue from capitated managed dental care plans, including capitation payments and patient co-payments) decreased to $18.5 million for the three months ended March 31, 2002 from $21.8 million for the three months ended March 31, 2001, a decrease of $3.3 million, or 15.2%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001. As a percentage of Revenue, fee-for-service revenue increased to 63.0% for the three months ended March 31, 2002 from 60.3% for the three months ended March 31, 2001.

         Provider salaries and benefits. Provider salaries and benefits expense represents compensation, benefits and related payroll costs for patient service providers including dentists and hygienists. This expense decreased to $16.8 million for the three months ended March 31, 2002 from $18.6 million for the three months ended March 31, 2001, a decrease of $1.8 million, or 9.6%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had provider salaries and benefits of $2.4 million for the three months ended March 31, 2001. This amount was offset by higher dentist and hygienist compensation in several markets and to a lesser extent from overall increases in employee benefit costs. In general, the dentists employed by the P.C.'s are compensated based on a percentage of the cash collections related to their dental treatment production. However, prior to converting to this payment method, it is the Company's normal practice to pay new dentists a fixed salary for the first three to six months of their employment. Due to the high dentist turnover, particularly in the markets referred to in the Patient revenue, net discussion above, the fixed salary expense is relatively high when compared against the amount of collectible Revenue produced by the dentist. The Company believes that it is necessary to incur this fixed salary expense in order to attract quality dentists.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense represents compensation, benefits and related payroll costs for all Dental Office staff, excluding dentists and hygienists, and corporate employees. This expense decreased to $12.3 million for the three months ended March 31, 2002 from $14.9 million for the three months ended March 31, 2001, a decrease of $2.6 million, or 17.5%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had clinical and other salaries and benefits of $1.6 million for the three months ended March 31, 2001. Additionally, cost initiatives, including staffing reductions in certain of the Company's markets and corporate office, reduced salary and benefit costs by $1.0 million for the three months ended March 31, 2002. As a percent of Revenue, clinical and other salaries and benefits expense decreased to 25.8% for the three months ended March 31, 2002 from 27.2% for the three months ended March 31, 2001.

         Dental supplies. Dental supplies expense represents all direct supply costs used in patient treatment programs. This expense decreased to $2.4 million for the three months ended March 31, 2002 from $2.7 million for the three months ended March 31, 2001, a decrease of $262,000, or 9.8%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had dental supplies expense of $360,000 for the three months ended March 31, 2001. This amount was partially offset by increased supply costs for the three months ended March 31, 2002. As a percent of Revenue, dental supplies expense increased slightly to 5.1% for the three months ended March 31, 2002 from 4.9% for the three months ended March 31, 2001.

         Laboratory fees. Laboratory fee expense represents all external lab work required for patient treatment programs. The Company operates two internal labs in its Arkansas and Cleveland markets and sold a third lab as part of the sale of its Wisconsin operations in December 2001. This expense decreased to $2.7 million for the three months ended March 31, 2002 from $2.9 million for the three months ended March 31, 2001, a decrease of $162,000, or 5.6%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had laboratory fees of $131,000 for the three months ended March 31, 2001. As a percent of Revenue, laboratory fee expense increased to 5.7% for the three months ended March 31, 2002 from 5.3% for the three months ended March 31, 2001.

         Occupancy. Occupancy expense represents operating leases and utilities associated with the Company's Dental Offices and corporate office. This expense decreased to $2.3 million for the three months ended March 31, 2002 from $2.7 million for the three months ended March 31, 2001, a decrease of $395,000, or 14.8%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had occupancy expense of $309,000 for the three months ended March 31, 2001. To a lesser extent occupancy expense was reduced by five Dental Office closures and the sale of one Dental Office since the end of the first quarter of 2001 and the lease expense reduction due to the relocation of the Company's corporate office in September 2001. As a percent of Revenue, occupancy expense decreased slightly to 4.8% for the three months ended March 31, 2002 from 4.9% for the three months ended March 31, 2001.

         Advertising. Advertising expense represents marketing efforts to communicate the multiple treatment programs available at the Company's Dental Offices. The Company primarily utilizes advertising in local telephone books and direct mailing to potential customers within a certain distance of its Dental Offices and periodically uses television and radio advertisements in its larger markets. This expense decreased to $467,000 for the three months ended March 31, 2002 from $613,000 for the three months ended March 31, 2001, a decrease of $146,000, or 23.8%. This decrease resulted from cost control initiatives implemented to reduce marketing costs. As a percent of Revenue, advertising expense decreased slightly to 1.0% for the three months ended March 31, 2002 from 1.1% for the three months ended March 31, 2001.

         Other operating expenses. Other operating expenses represents professional services (other than dentistry), travel, bank fees, insurance, bad debt expense, telephone, office supplies, MIS maintenance and other miscellaneous expenses incurred at the Dental Offices and corporate office. These expenses decreased to $5.8 million for the three months ended March 31, 2002 from $5.9 million for the three months ended March 31, 2001, a decrease of $145,000, or 2.4%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had other operating expenses of $626,000 for the three months ended March 31, 2001. This amount was partially offset by higher legal fees incurred in connection with management changes and high dentist turnover in the four markets referred to in the Patient revenue, net discussion above and increased telecommunication costs due to the beginning implementation phase of an electronic communication system to every Dental Office of the Company in order to communicate information more cost effectively and timely. The Company expects to complete the implementation of the electronic communication system by the end of the second quarter. As a percent of Revenue, other operating expenses increased to 12.1% for the three months ended March 31, 2002 from 10.8% for the three months ended March 31, 2001.

         Strategic alternative costs. Strategic alternative costs were $52,000 for the three months ended March 31, 2002 and $260,000 for the three months ended March 31, 2001 and consist primarily of legal and professional fees incurred from efforts to explore strategic alternatives in order to maximize shareholder value.

         Depreciation and amortization. Depreciation and amortization expense decreased to $1.2 million for the three months ended March 31, 2002 from $2.8 million for the three months ended March 31, 2001, a decrease of $1.6 million, or 57.1%. This decrease resulted primarily from the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 prescribes the accounting for intangible assets acquired individually or with a group of other assets and stipulates that goodwill amortization cease as of December 31, 2001. Excluding the effect the Company's former Wisconsin market, the Company recorded goodwill amortization expense of $1.3 million for the three months ended March 31, 2001. Depreciation and amortization expense was further decreased by $233,000 as a result of the sale of the Company's Wisconsin operations in December 2001.

         Operating income. Operating income increased to $3.6 million for the three months ended March 31, 2002 from $3.5 million for the three months ended March 31, 2001, an increase of $49,000, or 1.4%. This increase resulted primarily from the implementation of SFAS No. 142 described in the Depreciation and amortization discussion above, whereby goodwill amortization expense decreased by $1.3 million, excluding the effect of the Company's former Wisconsin market, for the three months ended March 31, 2002. This amount was offset by the negative impact of management changes and high dentist turnover in the Company's Houston, Philadelphia, Georgia and New Jersey markets. The combined operating income of these markets for the three months ended March 31, 2002 decreased $1.3 million, or 115.7%, compared to the three months ended March 31, 2001. Operating income for the Company's other thirteen markets increased $312,000, or 5.1%. The corporate costs of the Company also decreased $490,000, or 15.3%, resulting primarily from staff reduction and the corporate office relocation. Operating income for the Company's former Wisconsin market was $767,000 for the three months ended March 31, 2001. As a percent of Revenue, operating income increased to 7.5% for the three months ended March 31, 2002 from 6.5% for the three months ended March 31, 2001. This increase was due principally to lower clinical and other salaries and benefits expense and depreciation and amortization expense and to a lesser extent slightly lower occupancy expense, advertising expense and strategic alternative costs as a percentage of Revenue partially offset by higher provider salaries and benefits expense and other operating expenses and to a lesser extent higher dental supplies expense and laboratory fee expense as a percentage of Revenue.

         Interest expense, net. Interest expense, net decreased to $2.0 million for the three months ended March 31, 2002 from $2.6 million for the three months ended March 31, 2001, a decrease of $583,000, or 22.8%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001 that enabled the Company to repay indebtedness of approximately $9.3 million under its existing Credit Facility. Average debt outstanding under the Credit Facility totaled $66.8 million for the three months ended March 31, 2002 compared to average debt outstanding of $80.1 million for the three months ended March 31, 2001.

         Minority interest in consolidated subsidiaries. Minority interest in consolidated subsidiaries decreased to $57,000 for the three months ended March 31, 2002 from $73,000 for the three months ended March 31, 2001, a decrease of $16,000, or 21.9%. This decrease resulted from lower net income in markets that are not wholly owned by the Company for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. During the third quarter of 2001, the Company purchased the remaining 6.25% of its Georgia market.

         Income taxes. Income tax expense increased to $605,000 for the three months ended March 31, 2002 from $502,000 for the three months ended March 31, 2001, an increase of $103,000, or 20.5%. This increase resulted from higher income before income taxes, which increased to $1.6 million for the three months ended March 31, 2002 from $903,000 for the three months ended March 31, 2001, an increase of $648,000, or 71.8%.


LIQUIDITY AND CAPITAL RESOURCES

         Because the Company's Credit Facility terminates on July 1, 2002 and the Company is currently in default with the terms of the Credit Facility under the minimum EBITDA and minimum net worth covenants, the Company was required to reclassify the entire outstanding amount under the Credit Facility to current liabilities from long-term debt. This reclassification resulted in the Company having a $56.8 million working capital deficit at March 31, 2002. The Company is actively engaged in finding a long-term solution to improve its capital structure. In this regard, the Company has engaged Bank of America Securities LLC to explore strategic alternatives such as a sale of the Company, an equity investment in the Company, the issuance of debt securities or a sale of all or a portion of the Company's assets. However, there can be no assurance that the Company will be successful in entering into an agreement to consummate any strategic alternative or that the Company's lenders will agree to any strategic alternative on terms acceptable to the Company or at all. Current liabilities of $79.8 million consisted of $1.5 million in accounts payable, $3.1 million in accrued payroll, $3.8 million in accrued liabilities, income tax payable of $264,000, $5.6 million in amounts payable to affiliated dental group practices as consideration for accounts receivable acquired from such group practices and $65.5 million in current maturities of notes payable and capital lease obligations. Current liabilities were partially offset by current assets of $23.0 million, consisting of $5.4 million in cash and cash equivalents, $14.5 million in accounts receivable, net of allowances and prepaid expenses and other current assets of $3.1 million. The Company's principal sources of liquidity as of March 31, 2002 consisted of cash and cash equivalents and net accounts receivable.

         For the three months ended March 31, 2002 and 2001, cash provided by operations was $4.4 million and $6.5 million, respectively.

         Cash used in investing activities was $617,000 for the three months ended March 31, 2002 and $1.3 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, $258,000 was utilized to meet a contingent payment for an acquisition completed in a prior period and $359,000 was invested in the purchase of additional property and equipment. For the three months ended March 31, 2001, $393,000 was utilized to meet contingent payments for acquisitions completed in prior periods and $862,000 was invested in the purchase of additional property and equipment.

         For the three months ended March 31, 2002, cash used in financing activities was $2.2 million primarily comprised of the repayment of outstanding debt. For the three months ended March 31, 2001, cash used in financing activities was $2.0 million primarily comprised of the repayment of $3.0 million in outstanding debt offset by $1.2 million in net borrowings.

         The Company has a Credit Facility with a bank syndicate, which expires by its terms on July 1, 2002. At March 31, 2002, the Company had $65.3 million outstanding under the Credit Facility. Under the original terms, the amounts outstanding under the Credit Facility bear interest at the lead lender's prime rate plus three percent with interest payments due on a monthly basis. The Credit Facility requires the Company to repay principal based on a schedule whereby monthly payments are made aggregating $2.3 million for the two months ended May 31, 2002. Additionally, the lenders will receive warrants to purchase shares of the Company's Common Stock at an exercise price of $0.01 per share (per the Warrant Agreement dated April 1, 2001), equal to 5% of the outstanding shares of the Company's Common Stock as of July 1, 2002, if all outstanding debt is not paid in full by July 1, 2002. The Credit Facility prohibits the Company from incurring additional indebtedness, incurring liens, disposing of assets, making investments or making acquisitions without bank approval, and requires the Company to maintain certain financial covenants. These covenants require the Company to maintain minimum total net worth of $67.5 million as of March 31, 2002; minimum EBITDA, on a trailing three month basis, of $5.4 million as of March 31, 2002; and a limit on capital expenditures of $2.0 million for the period January 1, 2002 through July 1, 2002. All covenants are measured monthly and the minimum threshold for the minimum EBITDA covenant fluctuates in future periods. The Credit Facility is secured by all of the assets of the Company.

         At March 31, 2002, the Company continued to be in default with the terms of the Credit Facility in regard to the breach of the minimum EBITDA and minimum net worth covenants. As previously disclosed, the Company has engaged Bank of America Securities LLC to explore strategic alternatives such as a sale of the Company, an equity investment in the Company, the issuance of debt securities or a sale of all or a portion of the Company's assets. However, there can be no assurance that the Company will be successful in entering into an agreement to consummate any strategic alternative or that the Company's lenders will agree to any strategic alternative on terms acceptable to the Company or at all. Additionally, the Company is attempting to negotiate an amendment to its Credit Agreement and to secure a waiver of the defaults and an extension of the Credit Facility. There can be no assurance that the Company's lenders will grant a waiver or agree to an amendment on terms acceptable to the Company or at all. The Company has made all required principal and interest payments (including April 2002) related to its Credit Agreement. However, the Company agreed to make the monthly principal payment amounts described above prior to the sale of its Wisconsin operations. The loss of the cash flow from the Wisconsin operations has adversely affected the Company's ability to make these payments and fund future operations. It is unclear whether the Company's remaining operations will provide sufficient cash flow to make future principal payments and fund future working capital requirements.

         On February 7, 2002, the Company's lenders notified the Company that they were exercising their option to impose the default interest rate under the Credit Agreement, which is equal to the lead lender's prime rate plus six percent, for the remaining duration of the Company's default. The default rate has significantly increased the Company's interest payments under the Credit Facility and has negatively impacted the Company's liquidity. Moreover, for as long as the Company remains in default, the Company's lenders have the right to accelerate the maturity of the Company's debt under the Credit Facility and to use cash balances in the Company's bank accounts to set-off a portion of the debt. The Company does not have cash available to pay off its total indebtedness under the Credit Facility and its financial condition and results of operations would be materially and adversely affected by the lenders' use of its available cash to set-off a portion of the debt. The Company's lenders have the ability to foreclose on the Company's assets or force the Company into bankruptcy upon maturity of the existing indebtedness, in which circumstances the Company's equity holders may experience a loss equal to the amount of their investment in the Company's Common Stock. In the event the Company is unable to refinance the indebtedness on terms as favorable as the terms of the existing indebtedness, the Company is likely to experience a material and adverse effect on its financial condition and results of operations.


CRITICAL ACCOUNTING POLICIES

         In December 2001, the SEC requested that all registrants list their most "critical accounting policies" in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of the company's financial condition and results of operations and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires the Company to use estimates and assumptions to determine certain of the Company's assets, liabilities, revenues and expenses. The Company bases these estimates and assumptions upon the best information available during the period in which the Company accounts for its results. These estimates and assumptions could change materially as conditions within and beyond the Company's control change or as further information becomes available. Accordingly, actual results could differ from estimates. The most significant estimates made by management include:

         o        contractual and bad debt allowances; and

         o        valuation of long-lived and intangible assets and goodwill.

         The following is a discussion of the Company's critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities.

CONTRACTUAL AND BAD DEBT ALLOWANCES

         Management must make estimates of contractual allowances related to current period Revenue. Management analyzes historical collection adjustment experience, current economic trends, client negotiation trends and changes in client billing procedures when evaluating the adequacy of the contractual allowances. Significant management judgements and estimates must be made and used in connection with establishing the contractual allowances in any accounting period. Material differences could result in the amount and timing of the Company's Revenue for any period if management made different judgement or utilized different estimates. The provision for contractual allowances amounted to $9.5 million at March 31, 2002. Similarly, management must make estimates of the uncollectibility of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical billing adjustments, collections and bad debts, customer concentrations, customer credit-worthiness, current economic trends and challenges in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company's bad debt expense was $792,000 and $571,000 for the three months ended March 31, 2002 and 2001, respectively. The Company's accounts receivable balance, net of sales allowances was $14.5 million as of March 31, 2002.

VALUATION OF THE LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

         The Company assesses the impairment of long-lived and intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

         o Significant underperformance relative to historical or projected future operating results;

         o Significant changes in the manner of the use of the acquired assets or the strategy for the Company's overall business;

         o        Significant negative industry or economic trends; and

         o Significant decline in estimated market capitalization relative to net book value.

         Accounting principles generally accepted in the United States require a write down of intangible assets if such assets are determined to be impaired. Prior to January 1, 2002, an impairment of a long-lived asset was considered to have occurred when the estimated undiscounted future cash flows related to the assets were less than the carrying value of the asset. Estimates of future cash flows involve consideration of numerous factors, depending upon the specific asset being assessed. Beginning January 1, 2002, when the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any impairment based upon a projected discounted cash flow method using a discounted rate determined by the Company's management to be commensurate with the risk inherent in the Company's current business model. Net identifiable intangible assets and goodwill were $114.6 million as of March 31, 2002. The value of these projected discounted cash flows could be subjected to change based on differences in the assumptions noted above.

         In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 prescribes the accounting for intangible assets acquired individually or with a group of other assets. The amortization of existing goodwill ceased as of December 31, 2001. Any goodwill resulting from future acquisitions will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 resulted in the Company's discontinuation of amortization of its goodwill. The Company is currently assessing the impact of SFAS No. 142 and has not yet determined the full effect this statement will have on its consolidated financial position or results of operations. However, had SFAS No. 142 been utilized beginning January 1, 2001, the Company's pre-tax income would have been increased by $1.4 million for the three months ended March 31, 2001, which was the amortization expense charged to earnings under prior accounting standards. The Company was required to test its goodwill for impairment under the new standard beginning January 1, 2002. The Company expects to complete its initial review during the second quarter of 2002. The Company expects to record a significant impairment charge as a change in accounting principle related to certain of its markets upon completion of the initial impairment review. All future goodwill tests that result in an impairment to goodwill would have an adverse effect on the Company's results of operations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Not applicable.

         (b) Not applicable.

         (c) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  At March 31, 2002, the Company continued to be in default with the terms of the Credit Facility in regard to the breach of the minimum EBITDA and minimum net worth covenants. As previously disclosed, the Company has engaged Bank of America Securities LLC to explore strategic alternatives such as a sale of the Company, an equity investment in the Company, the issuance of debt securities or a sale of all or a portion of the Company's assets. However, there can be no assurance that the Company will be successful in entering into an agreement to consummate any strategic alternative or that the Company's lenders will agree to any strategic alternative on terms acceptable to the Company or at all. Additionally, the Company is attempting to negotiate an amendment to its Credit Agreement and to secure a waiver of the defaults and an extension of the Credit Facility. There can be no assurance that the Company's lenders will grant a waiver or agree to an amendment on terms acceptable to the Company or at all. The Company has made all required principal and interest payments (including April 2002) related to its Credit Agreement. However, the Company agreed to make the monthly principal payment amounts described above prior to the sale of its Wisconsin operations. The loss of the cash flow from the Wisconsin operations has adversely affected the Company's ability to make these payments and fund future operations. It is unclear whether the Company's remaining operations will provide sufficient cash flow to make future principal payments and fund future working capital requirements.

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


                                       MONARCH DENTAL CORPORATION



Date: May 14, 2002                     By: /s/ W. BARGER TYGART
                                          --------------------------------------
                                          W. Barger Tygart
                                          Chief Executive Officer


Date: May 14, 2002                     By: /s/ LISA K. PETERSON
                                          --------------------------------------
                                          Lisa K. Peterson
                                          Chief Financial and Administrative
                                          Officer


Date: May 14, 2002                     By: /s/ CURTIS R. RIPPEE
                                          --------------------------------------
                                          Curtis R. Rippee
                                          Vice President of Finance and
                                          Administration

                                  EXHIBIT INDEX



                  EXHIBIT
                  NUMBER     DESCRIPTION
                  -------    -----------
                    11       Statement re: Computation of per share earnings