Form 10-Q
period 2002-06-30
MONARCH DENTAL CORP
filed 2002-08-14
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding as of August 13, 2002
         -----                                 ---------------------------------
Common Stock, $.01 par value                               2,175,867

                           MONARCH DENTAL CORPORATION


                                      INDEX

                                                                          Page No.
Part I.  Financial Information

         Item 1. Consolidated Financial Statements                           3

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        15


Part II. Other Information

         Item 1. Legal Proceedings                                          24

         Item 3. Defaults upon Senior Securities                            24

         Item 4. Submission of Matters to Vote of Security-Holders          25

         Item 6. Exhibits and Reports Filed on Form 8-K                     25

Signatures                                                                  26

Exhibit Index                                                               27

                          PART I. FINANCIAL INFORMATION


                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                          June 30,        December 31,
                                                                                            2002             2001
                                                                                        -------------    -------------
                                                                                         (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                            $   2,611,478    $   3,811,092
   Accounts receivable, net of allowances of approximately $9,672,000
        and $10,184,000, respectively                                                      13,766,357       14,443,921
   Prepaid expenses and other current assets                                                3,375,350        3,537,678
   Income tax receivable                                                                           --          513,416
                                                                                        -------------    -------------
        Total current assets                                                               19,753,185       22,306,107
Property and equipment, net of accumulated depreciation of approximately $24,449,000
    and $22,276,000, respectively                                                           9,480,881       11,712,842
Goodwill, net of accumulated amortization of approximately $19,996,000 and
    $19,985,000, respectively                                                             114,920,727      114,581,375
Other assets                                                                                  448,352          329,721
                                                                                        -------------    -------------
       Total assets                                                                     $ 144,603,145    $ 148,930,045
                                                                                        =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $   1,212,308    $   2,010,146
   Accrued payroll                                                                          1,949,895        2,490,966
   Accrued liabilities                                                                      4,214,161        3,841,014
   Income tax payable                                                                         291,294               --
   Payable to affiliated dental group practices                                             5,011,537        4,903,853
   Current maturities of notes payable and capital lease obligations, net of discount
      of approximately $112,000 in 2001                                                    63,249,909       67,578,602
                                                                                        -------------    -------------
        Total current liabilities                                                          75,929,104       80,824,581
Deferred income taxes                                                                       1,854,537        1,854,537
Notes payable                                                                                  49,183           80,833
Capital lease obligations                                                                      69,207           99,197
Other liabilities                                                                           1,688,532        1,851,026
                                                                                        -------------    -------------
        Total liabilities                                                                  79,590,563       84,710,174
Minority interest in consolidated subsidiaries                                                462,750          459,124
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value, 2,000,000 shares authorized; no shares issued or
     outstanding                                                                                   --               --
   Common Stock, $.01 par value, 50,000,000 shares authorized; 2,175,867 and
     2,166,910 shares issued and outstanding, respectively                                     21,759           21,669
   Additional paid-in capital                                                              67,544,376       67,522,281
   Accumulated deficit                                                                     (3,016,303)      (3,783,203)
                                                                                        -------------    -------------
        Total stockholders' equity                                                         64,549,832       63,760,747
                                                                                        -------------    -------------
        Total liabilities and stockholders' equity                                      $ 144,603,145    $ 148,930,045
                                                                                        =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                         ----------------------------   ---------------------------
                                                             2002            2001           2002           2001
                                                         ------------    ------------   ------------   ------------
Patient revenue, net                                     $ 46,938,583    $ 53,685,363   $ 94,516,051   $108,499,246
Operating expenses:
    Provider salaries and benefits                         16,716,655      18,326,692     33,539,117     36,928,563
    Clinical and other salaries and benefits               12,054,253      14,421,267     24,330,483     29,306,927
    Dental supplies                                         2,446,643       2,705,101      4,850,470      5,371,389
    Laboratory fees                                         2,754,263       2,852,876      5,484,114      5,744,374
    Occupancy                                               2,193,028       2,602,303      4,469,902      5,274,307
    Advertising                                               470,025         584,947        936,987      1,197,791
    Other operating expenses                                6,264,986       6,572,512     12,040,838     12,493,758
    Strategic alternative costs                               465,612          57,675        517,537        317,447
    Depreciation and amortization                           1,149,444       2,772,575      2,336,115      5,537,407
                                                         ------------    ------------   ------------   ------------
                                                           44,514,909      50,895,948     88,505,563    102,171,963
                                                         ------------    ------------   ------------   ------------
Operating income                                            2,423,674       2,789,415      6,010,488      6,327,283
Interest expense, net                                       2,500,378       2,504,601      4,478,493      5,066,084
Minority interest in consolidated subsidiaries                 48,029          19,725        105,126         92,632
                                                         ------------    ------------   ------------   ------------
Income (loss) before income taxes                            (124,733)        265,089      1,426,869      1,168,567
Income taxes                                                   54,840         173,710        659,969        676,133
                                                         ------------    ------------   ------------   ------------
Net income (loss)                                        $   (179,573)   $     91,379   $    766,900   $    492,434
                                                         ============    ============   ============   ============
Net income (loss) per common share                       $      (0.08)   $       0.04   $       0.35   $       0.23
                                                         ============    ============   ============   ============
Net income (loss) per common share - assuming dilution   $      (0.08)   $       0.04   $       0.34   $       0.22
                                                         ============    ============   ============   ============
Weighted average number of common shares
    outstanding                                             2,173,944       2,160,096      2,172,392      2,160,077
                                                         ============    ============   ============   ============
Weighted average number of common and
    common equivalent shares outstanding                    2,173,944       2,225,602      2,239,303      2,225,519
                                                         ============    ============   ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)



                                     COMMON STOCK         ADDITIONAL                     TOTAL
                              -------------------------     PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                SHARES        AMOUNT        CAPITAL       DEFICIT       EQUITY
                              -----------   -----------   -----------   -----------   -------------
Balance, December 31, 2001      2,166,910   $    21,669   $67,522,281   $(3,783,203)   $63,760,747
   Net income                          --            --            --       766,900        766,900
   Issuance of Common Stock         8,957            90        22,095            --         22,185
                              -----------   -----------   -----------   -----------    -----------
Balance, June 30, 2002          2,175,867   $    21,759   $67,544,376   $(3,016,303)   $64,549,832
                              ===========   ===========   ===========   ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Six months ended
                                                                               June 30,
                                                                      --------------------------
                                                                         2002           2001
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $   766,900    $   492,434
     Adjustments to reconcile net income to net cash
         provided by operating activities -
         Depreciation and amortization                                  2,336,115      5,537,407
         Amortization of bank warrants                                    112,035        336,106
         Minority interest in consolidated subsidiaries                   105,126         92,632
         Loss on settlement, net                                          205,358             --
         Changes in assets and liabilities -
               Accounts receivable, net                                   677,564        268,991
               Prepaid expenses and other current assets                  262,028         43,026
               Income tax receivable/payable                              804,710      2,227,191
               Other noncurrent assets                                   (119,101)       514,342
               Accounts payable and accrued expenses                     (539,797)    (2,041,569)
               Accrued restructuring charges                                   --       (211,715)
               Other liabilities                                         (162,494)       (88,235)
                                                                      -----------    -----------
                  Net cash provided by operating activities             4,448,444      7,170,610
                                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                 (806,884)    (1,265,335)
     Cash paid for dental group practices, including
         related costs, net of cash acquired                             (258,281)      (393,281)
                                                                      -----------    -----------
                  Net cash used in investing activities                (1,065,165)    (1,658,616)
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                           26,842      1,200,000
     Payments for debt issuance costs                                      (1,210)    (1,011,310)
     Payments on notes payable, capital lease obligations and other    (4,529,210)    (4,382,406)
     Distribution to minority interest owners                            (101,500)       (91,151)
     Issuance of Common Stock                                              22,185         23,586
                                                                      -----------    -----------
                  Net cash used in financing activities                (4,582,893)    (4,261,281)
                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (1,199,614)     1,250,713

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          3,811,092      3,000,013
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 2,611,478    $ 4,250,726
                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                           $ 3,329,953    $ 4,749,009
                                                                      ===========    ===========
     Cash received for taxes, net                                     $   144,677    $ 1,565,302
                                                                      ===========    ===========
     Cash paid for strategic alternative costs                        $   347,398    $   317,447
                                                                      ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       DESCRIPTION OF BUSINESS AND CURRENT OPERATING ENVIRONMENT

                  Monarch Dental Corporation, a Delaware corporation, and subsidiaries (collectively, the "Company"), provide management and administrative services to dental practices in selected markets. At June 30, 2002, the Company provided management and administrative services to 153 dental practices in Texas, Colorado, Utah, Arizona, New Mexico, Arkansas, Indiana, Ohio, New Jersey, Pennsylvania, Virginia, Georgia and Florida (each a "Dental Office" and collectively, the "Dental Offices.")

                  The June 30, 2002 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in default with the terms of its Credit Facility, which expired by its terms on July 1, 2002. To date the Company has not completed a strategic transaction, received an extension to its Credit Facility or amended its Credit Agreement. As a result, the Company's debt under the Credit Facility is currently past due. As a result of the default, the Company's lenders have the right to use cash balances in the Company's bank account to set-off a portion of the debt. The Company does not have cash available to repay all of its debt under the expired Credit Facility, raising substantial doubt about its ability to continue as a going concern. The June 30, 2002 consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including goodwill) or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. (See further discussion in Note 3.)

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION / BASIS OF CONSOLIDATION

                  The financial statements for the three and six months ended June 30, 2002 and 2001, have been prepared by the Company, without audit, pursuant to Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting." Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to APB Opinion No. 28; nevertheless, management of the Company believes that the disclosures herein are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2002 and the results of its operations and cash flows for all periods presented, have been included herein. The results of operations for the three and six month periods are not necessarily indicative of the results for the full year.

                  The consolidated balance sheet as of December 31, 2001 is derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, include accounting policies and additional information pertinent to an understanding of both the December 31, 2001 balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the six months ended June 30, 2002, and as discussed in the following notes.

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

                  The Company has nominee shareholder arrangements with the dental practices and along with the Administrative Services Agreements, establishes a "controlling financial interest" as defined by EITF 97-2, "Application of FASB No. 94 and APB No. 16 to Physician Practice Management Entities and Certain Other Entities under Contractual Management Arrangement" ("EITF 97-2"). For these reasons, the Company consolidates the financial statements of the dental practices.

         GOODWILL

                  In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 prescribes the accounting for intangible assets acquired individually or with a group of other assets. The amortization of existing goodwill ceased as of December 31, 2001. Any goodwill resulting from future acquisitions will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 resulted in the Company's discontinuation of amortization of its goodwill. The Company is currently assessing the impact of SFAS No. 142 pertaining to the recoverability of goodwill and has not yet determined the full effect this statement will have on its consolidated financial position or results of operations. The Company was required to test its goodwill for impairment under the new standard beginning January 1, 2002. The Company completed its initial review and determined that goodwill in fifteen of its markets was impaired. The Company will perform the second phase of its review to determine the amount of goodwill impairment and expects to complete this test by the end of the year. The Company expects to record a significant impairment charge as a change in accounting principle related to the impaired markets upon completion of the second phase of the impairment review. All future goodwill tests that result in an impairment to goodwill would have an adverse effect on the Company's results of operations.

                  The following table represents both the net income (loss) and the basic and diluted net income (loss) per common share amounts reported by the Company and the adjusted amounts reflecting the new accounting requirements for the periods presented (in thousands, except per share data):

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                 ---------------------   --------------------
                                                   2002        2001        2002       2001
                                                 ---------   ---------   ---------  ---------
Net income (loss) as reported                    $    (180)  $      91   $     767  $     492
Add back:
     Goodwill amortization, net of tax                  --         999          --      2,002
                                                 ---------   ---------   ---------  ---------
Net income (loss) as adjusted                    $    (180)  $   1,090   $     767  $   2,494
                                                 =========   =========   =========  =========

Net income (loss) per common share as reported   $   (0.08)  $    0.04   $    0.35  $    0.23
Add back:
     Goodwill amortization, net of tax                  --        0.46          --       0.93
                                                 ---------   ---------   ---------  ---------
Net income (loss) per common share
  as adjusted                                    $   (0.08)  $    0.50   $    0.35  $    1.16
                                                 =========   =========   =========  =========

Net income (loss) per common share - assuming
  dilution as reported                           $   (0.08)  $    0.04   $    0.34  $    0.22
Add back:
     Goodwill amortization, net of tax                  --        0.45          --       0.90
                                                 ---------   ---------   ---------  ---------
Net income (loss) per common share - assuming
  dilution as adjusted                           $   (0.08)  $    0.49   $    0.34  $    1.12
                                                 =========   =========   =========  =========

         USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         NET INCOME (LOSS) PER COMMON SHARE

                  The net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share has been calculated using the treasury stock method for stock options and other dilutive securities. Options and warrants to purchase 317,255 shares of common stock were excluded from the earnings per share calculation for the three month period ended June 30, 2002. Options to purchase 169,636 shares of common stock were excluded from the earnings per share calculation for the six month period ended June 30, 2002. Options to purchase 208,680 shares of common stock were excluded from the earnings per share calculation for the three and six month periods ended June 30, 2001, respectively. These options and warrants were not included in the computation of diluted earnings (loss) per common share in the designated period because the effect of these outstanding options and warrants would have been antidilutive.

3.       NOTES PAYABLE

                  The Company has a Credit Facility with a bank syndicate, which expired by its terms on July 1, 2002. At June 30, 2002, the Company had $63.1 million outstanding under the Credit Facility. Under the original terms, the amounts outstanding under the Credit Facility bear interest at the lead lender's prime rate plus three percent with interest payments due on a monthly basis. The Company made all scheduled principal and interest payments related to its Credit Agreement prior to its expiration. The terms of the Credit Facility prohibit the Company from incurring additional indebtedness, incurring liens, disposing of assets, making investments or making acquisitions without bank approval, and requires the Company to maintain certain financial covenants. The Credit Facility is collateralized by all of the assets of the Company.

                  At June 30, 2002, the Company continued to be in default with the terms of the Credit Facility in regard to the breach of the minimum EBITDA and minimum net worth covenants. Additionally, at July 1, 2002 the Company was in default with the terms of the Credit Facility because the Company's outstanding debt was not paid in full as required under the Credit Facility. As previously disclosed, the Company has engaged Banc of America Securities LLC to explore strategic alternatives such as a sale of the Company, an equity investment in the Company, the issuance of debt securities or a sale of all or a portion of the Company's assets. However, there can be no assurance that the Company will be successful in entering into an agreement to consummate any strategic alternative or that the Company's lenders will agree to any strategic alternative on terms acceptable to the Company or at all. Additionally, the Company is attempting to negotiate an extension to its Credit Agreement and to secure a forbearance of the defaults under the Credit Facility. There can be no assurance that the Company's lenders will grant a forbearance or agree to an extension on terms acceptable to the Company or at all.

                  On February 7, 2002, the Company's lenders notified the Company that they were exercising their option to impose the default interest rate (10.75% at June 30, 2002) under the Credit Agreement, which is equal to the lead lender's prime rate plus six percent, for the remaining duration of the Company's default. The default rate has significantly increased the Company's interest payments under the Credit Facility and has negatively impacted the Company's liquidity. Because of the incremental default interest payments and the scheduled $4.3 million in principal payments that the Company made during the six months ended June 30, 2002 (without the benefit of the former Wisconsin operations), the Company's cash flow from operations may not be sufficient to fund its operating expenses in the next few months. Moreover, for as long as the Company remains in default, the Company's lenders have the right to use cash balances in the Company's bank accounts to set-off a portion of the debt. The Company does not have cash available to pay off its total indebtedness under the Credit Facility and its financial condition and results of operations would be materially and adversely affected by the lenders' use of its available cash to set-off a portion of the debt. The Company's lenders have the ability to foreclose on the Company's assets or force the Company into bankruptcy at any time, in which circumstances the Company's equity holders may experience a loss equal to the amount of their investment in the Company's Common Stock. In the event the Company is unable to refinance its indebtedness, the Company is likely to experience a material and adverse effect on its financial condition and results of operations.

                  Pursuant to the terms of the Credit Facility, as amended, the Company granted the lenders warrants to purchase 108,922 shares of the Company's Common Stock at an exercise price of $0.01 per share on July 1, 2002 as the amounts outstanding under the Credit Facility had not been paid in full on that date. The warrants expire April 1, 2011.

                  The Company accrued $371,000 in the second quarter of 2002 related to the July 1, 2002 warrant issuance. The related expense is recorded in interest expense in the accompanying Consolidated Statement of Income and the accrual balance is included in accrued liabilities. Upon issuance of the warrants in July 2002, the accrual balance was reversed with a corresponding increase in additional paid-in capital.

4.       NEW ACCOUNTING PRONOUNCEMENTS

                  In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has determined that SFAS No. 143 will not have a material effect on the Company's financial condition or results of operations.

                  In August 2001 the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting treatment for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective January 1, 2002 and resulted in no material effect on the Company's financial condition or results of operations.

                  In April 2002 the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13,and Technical Corrections." SFAS No. 145 was issued to rescind and amend existing authoritative pronouncements. The effective date of SFAS No. 145 pertaining to the rescission of Statement No. 4 will be applied for fiscal years ending after May 15, 2002. Provisions relating to the amendment of Statement No. 13 of SFAS No. 145 are effective for transactions occurring after May 15, 2002 with all other provisions of SFAS No. 145 effective for financial statements issued on or after May 15, 2002. The impact of this new accounting standard has not yet been determined.

                  In July 2002 the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company expects that the provisions of this statement, which are effective for exit or disposal activities initiated after December 31, 2002, will not have a material effect on its financial condition or results of operations.

5.       COMMITMENTS AND CONTINGENCIES

         LITIGATION, CLAIMS, AND ASSESSMENTS

                  In the second quarter of 2002, the Company settled a dispute with the minority owners of a subsidiary of the Company. Under the terms of the settlement, the Company received the remaining ten percent ownership of the subsidiary in exchange for an office building with a book value of $713,000. Additionally, the Company negotiated a five year lease to occupy space within the building whereby the Company will pay no rent through December 2003, or an occupancy savings of $98,000. As a result of the settlement, the Company recorded a non-cash charge of $265,000 for the excess of the estimated fair value of the consideration given to the minority interest owners in the settlement (the building) over the consideration received by the Company (no rent payments through December 2003 and the ten percent ownership interest in the subsidiary). This charge is recorded in other operating expenses in the accompanying Consolidated Statement of Income. The estimated fair value of the ten percent ownership interest in the subsidiary was recorded to goodwill.

                  In addition to the matter discussed above, the Company is periodically engaged in various legal proceedings and audits by federal and state governmental authorities incidental to its business activities. Management does not believe the resolution of such matters individually or in the aggregate will have a material adverse effect on the Company's financial position, results of operations or liquidity.

6. INCOME TAXES

                  The Company's effective tax rate for the three and six month periods ended June 30, 2002 differs from the statutory federal rate of 34% as a result of a non-deductible settlement with the minority owners of a subsidiary of the Company in the second quarter of 2002. The effective rate for the 2001 periods differs from the statutory rate primarily as a result of non-deductible goodwill amortization.

7.       SEGMENT REPORTING

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

                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                             (Dollars in thousands)
                                   (Unaudited)


                             Division 1    Division 2    Division 3      Total
                             ----------    ----------    ----------     --------
Patient revenue, net          $ 24,823      $  9,376      $ 12,740      $ 46,939
Total operating expenses        20,427         9,028        11,363        40,818
                              --------      --------      --------      --------
Segment contribution             4,396           348         1,377         6,121
Contribution margin                 18%            4%           11%           13%
Depreciation and
   amortization expense            574           259           236         1,069
Interest expense, net                2             4            --             6
Segment profit                $  3,820      $     85      $  1,141      $  5,046

Capital expenditures          $     23      $    246      $    136      $    405
Total assets                  $ 49,387      $ 25,791      $ 59,036      $134,214


                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                             (Dollars in thousands)
                                   (Unaudited)


                             Division 1    Division 2    Division 3      Total
                             ----------    ----------    ----------     --------
Patient revenue, net          $ 24,382      $ 10,334      $ 18,969      $ 53,685
Total operating expenses        20,294         9,431        16,450        46,175
                              --------      --------      --------      --------
Segment contribution             4,088           903         2,519         7,510
Contribution margin                 17%            9%           13%           14%
Depreciation and
   amortization expense          1,067           468         1,080         2,615
Interest expense, net               11            13             6            30
Segment profit                $  3,010      $    422      $  1,433      $  4,865

Capital expenditures          $    116      $     50      $    219      $    385
Total assets                  $ 53,835      $ 26,473      $ 73,565      $153,873


Reconciliation of Profit (in thousands)                Three Months Ended June 30
                                                       --------------------------
                                                         2002              2001
                                                       ---------        ---------
Segment profit                                          $  5,046        $  4,865
Unallocated amounts:
Corporate operating expenses                               2,082           1,889
Corporate strategic alternative costs                        466              58
Corporate depreciation and amortization expense               81             158
Corporate interest expense, net                            2,494           2,475
Minority interest in consolidated subsidiaries                48              20
                                                        --------        --------
Income (loss) before income taxes                       $   (125)       $    265
                                                        ========        ========

Corporate capital expenditures                          $     43        $     18
Total corporate assets                                  $ 10,389        $ 13,231

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                             (Dollars in thousands)
                                   (Unaudited)


                             Division 1    Division 2    Division 3       Total
                             ----------    ----------    ----------     --------
Patient revenue, net          $ 49,507      $ 19,330      $ 25,679      $ 94,516
Total operating expenses        40,706        17,977        22,548        81,231
                              --------      --------      --------      --------
Segment contribution             8,801         1,353         3,131        13,285
Contribution margin                 18%            7%           12%           14%
Depreciation and
     amortization expense        1,160           511           503         2,174
Interest expense, net                4            11            --            15
Segment profit                $  7,637      $    831      $  2,628      $ 11,096

Capital expenditures          $    213      $    229      $    295      $    737
Total assets                  $ 49,387      $ 25,791      $ 59,036      $134,214


                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                             (Dollars in thousands)
                                   (Unaudited)


                             Division 1    Division 2    Division 3       Total
                             ----------    ----------    ----------     --------
Patient revenue, net          $ 49,369      $ 21,120      $ 38,010      $108,499
Total operating expenses        40,444        19,020        32,480        91,944
                              --------      --------      --------      --------
Segment contribution             8,925         2,100         5,530        16,555
Contribution margin                 18%           10%           15%           15%
Depreciation and
     amortization expense        2,147           944         2,132         5,223
Interest expense, net               27            28             6            61
Segment profit                $  6,751      $  1,128      $  3,392      $ 11,271

Capital expenditures          $    398      $    159      $    673      $  1,230
Total assets                  $ 53,835      $ 26,473      $ 73,565      $153,873


Reconciliation of Profit (in thousands)              Six Months Ended June 30
                                                     ------------------------
                                                       2002           2001
                                                     --------       ---------
Segment profit                                        $11,096       $11,271
Unallocated amounts:
Corporate operating expenses                            4,421         4,373
Corporate strategic alternative costs                     518           317
Corporate depreciation and amortization expense           162           314
Corporate interest expense, net                         4,463         5,005
Minority interest in consolidated subsidiaries            105            93
                                                      -------       -------
Income before income taxes                            $ 1,427       $ 1,169
                                                      =======       =======

Corporate capital expenditures                        $    70       $    35
Total corporate assets                                $10,389       $13,231

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements under "Liquidity and Capital Resources" regarding the Company's ability to consummate a strategic transaction, the ability to renegotiate the Company's loan agreement on acceptable terms or maintain sufficient liquidity to fund future operations, the risk that the Company will not receive an extension or a forbearance of its current defaults under its Credit Facility and the related risks that the Company's lenders will apply the Company's cash balances to debt repayment and statements regarding the Company's expectation that it will record a significant impairment charge related to certain of its markets following the completion of its impairment review. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, among others, the Company's default under its Credit Facility, reliance on certain personnel, possible volatility of stock price, competition and other risks detailed in the Company's Securities and Exchange Commission filings. These and other risk factors are listed in the Company's Form 10-K for the year ended December 31, 2001 as filed with the U.S. Securities and Exchange Commission.

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

         The Company seeks to build geographically dense networks of dental providers by expanding within its existing markets. The Company seeks to generate growth within its existing markets by assisting the Dental Offices in increasing patient volume and fees in existing Dental Offices, either on a per-patient or per-procedure basis, by increasing the physical space of existing Dental Offices and by developing and opening new Dental Offices ("De novo Dental Offices"). Historically, the Company has entered selected markets by acquiring dental group practices. The Company has used the acquired dental group practice as a "pedestal" from which to expand within the newly entered market.

         At June 30, 2002, the Company provided management and administrative services to 153 Dental Offices in 17 markets. The number of Dental Offices the Company provided management and administrative services to, including the opening of De novo Dental Offices, acquisitions and Dental Offices that were closed or sold during each of the years indicated, is shown in the table below:

                                        2002(a)    2001    2000    1999   1998(b)
                                        -------    ----    ----    ----   -------
Dental Offices at beginning of period     158       189     190     192     99
De novo Dental Offices                     --        --       1      --      7
Acquired Dental Offices                    --        --       1       7     88
Closed Dental Offices                      (5)       (4)     (3)     (7)    (2)
Sold Dental Offices                        --       (27)     --      (2)    --
                                         ----      ----    ----    ----   ----
Dental Offices at end of period           153       158     189     190    192
                                         ====      ====    ====    ====   ====

(a)      Through June 30, 2002

(b) Includes two less acquired offices due to two Dental Office closings prior to the Valley Forge Dental Associates, Inc. acquisition.

COMPONENTS OF REVENUE AND EXPENSES

         The Company provides management and administrative services to dental group practices under long-term administrative services agreements (the "Administrative Services Agreements"). The Administrative Services Agreements represent the Company's right to provide these services to the Dental Offices during the term of the agreement. The Administrative Services Agreements cannot be terminated by the related professional corporation or association (the "P.C.s") without cause, consisting primarily of bankruptcy or material default.

         The Company has nominee shareholder arrangements with the dental practices and along with the Administrative Services Agreements, establishes a "controlling financial interest" as defined by EITF 97-2, "Application of FASB No. 94 and APB No. 16 to Physician Practice Management Entities and Certain Other Entities under Contractual Management Arrangement" ("EITF 97-2"). For these reasons, the Company consolidates the financial statements of the dental practices.

         Patient revenue, net ("Revenue") represents the revenue of the P.C.s to whom the Company provides management and administrative services or of the Company (formerly in Wisconsin only) reported at estimated realizable amounts, received from third-party payors and patients for dental services rendered at the Dental Offices. Operating expenses consist of the expenses incurred by the Company or the P.C.s in connection with the operation and management of the Dental Offices. These include salaries and benefits paid to dentists and hygienists by the P.C.s or by the Company in states in which ownership of dental practices by the Company is permitted (formerly in Wisconsin only), salaries and benefits for personnel other than dentists and hygienists, dental supplies, dental laboratory fees, occupancy costs, advertising, equipment leases, management information systems and other expenses related to dental practice operations, as well as depreciation and amortization expense.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Patient revenue, net. Revenue decreased to $46.9 million for the three months ended June 30, 2002 from $53.7 million for the three months ended June 30, 2001, a decrease of $6.8 million, or 12.6%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had Revenue of $6.2 million for the three months ended June 30, 2001. To a lesser extent, Revenue declined due to the closure of nine under performing Dental Offices since the end of the second quarter of 2001. The Company's same market Revenue decreased by 1.1% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, and its same store Revenue increased by 0.7% in the three months ended June 30, 2002 compared to the same period last year.

         Fee-for-service revenue (i.e., revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) decreased to $29.6 million for the three months ended June 30, 2002 from $32.1 million for the three months ended June 30, 2001, a decrease of $2.5 million, or 7.8%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had fee-for-service revenue of $3.7 million for the three months ended June 30, 2001. Managed dental care revenue (i.e., revenue from capitated managed dental care plans, including capitation payments and patient co-payments) decreased to $17.3 million for the three months ended June 30, 2002 from $21.6 million for the three months ended June 30, 2001, a decrease of $4.3 million, or 19.7%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had managed dental care revenue of $2.5 million for the three months ended June 30, 2001. As a percentage of Revenue, fee-for-service revenue increased to 63.1% for the three months ended June 30, 2002 from 59.8% for the three months ended June 30, 2001.

         Provider salaries and benefits. Provider salaries and benefits expense represents compensation, benefits and related payroll costs for patient service providers including dentists and hygienists. This expense decreased to $16.7 million for the three months ended June 30, 2002 from $18.3 million for the three months ended June 30, 2001, a decrease of $1.6 million, or 8.8%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had provider salaries and benefits of $2.3 million for the three months ended June 30, 2001. This amount was offset by higher dentist compensation in several markets. In general, the dentists employed by the P.C.'s are compensated based on a percentage of the cash collections related to their dental treatment production. However, prior to converting to this payment method, it is the Company's normal practice to pay new dentists a fixed salary for the first three to six months of their employment, or until the cash collections from services the dentist provided are adequate. Due to the high dentist turnover in certain of the Company's markets, the fixed salary expense is relatively high when compared against the amount of collectible Revenue produced by the dentist. The Company believes that it is necessary to incur this fixed salary expense in order to attract quality dentists. As a percent of Revenue, provider salaries and benefits expense increased to 35.6% for the three months ended June 30, 2002 from 34.1% for the three months ended June 30, 2001.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense represents compensation, benefits and related payroll costs for all Dental Office staff, excluding dentists and hygienists, and corporate employees. This expense decreased to $12.1 million for the three months ended June 30, 2002 from $14.4 million for the three months ended June 30, 2001, a decrease of $2.3 million, or 16.4%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had clinical and other salaries and benefits of $1.7 million for the three months ended June 30, 2001. Additionally, cost control initiatives, including staffing reductions in certain of the Company's markets and corporate office, reduced salary and benefit costs by $710,000 for the three months ended June 30, 2002. As a percent of Revenue, clinical and other salaries and benefits expense decreased to 25.7% for the three months ended June 30, 2002 from 26.9% for the three months ended June 30, 2001.

         Dental supplies. Dental supplies expense represents all direct supply costs used in patient treatment programs. This expense decreased to $2.4 million for the three months ended June 30, 2002 from $2.7 million for the three months ended June 30, 2001, a decrease of $258,000, or 9.5%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had dental supplies expense of $337,000 for the three months ended June 30, 2001. This amount was partially offset by increased supply costs for the three months ended June 30, 2002. As a percent of Revenue, dental supplies expense increased slightly to 5.2% for the three months ended June 30, 2002 from 5.0% for the three months ended June 30, 2001.

         Laboratory fees. Laboratory fee expense represents all external lab work required for patient treatment programs. The Company operates two internal labs in its Arkansas and Cleveland markets and sold a third lab as part of the sale of its Wisconsin operations in December 2001. This expense decreased to $2.8 million for the three months ended June 30, 2002 from $2.9 million for the three months ended June 30, 2001, a decrease of $99,000, or 3.5%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had laboratory fees of $126,000 for the three months ended June 30, 2001. As a percent of Revenue, laboratory fee expense increased to 5.9% for the three months ended June 30, 2002 from 5.3% for the three months ended June 30, 2001.

         Occupancy. Occupancy expense represents operating leases and utilities associated with the Company's Dental Offices and corporate office. This expense decreased to $2.2 million for the three months ended June 30, 2002 from $2.6 million for the three months ended June 30, 2001, a decrease of $409,000, or 15.7%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had occupancy expense of $289,000 for the three months ended June 30, 2001. To a lesser extent occupancy expense was reduced by nine Dental Office closures since the end of the second quarter of 2001 and the lease expense reduction due to the relocation of the Company's corporate office in September 2001. As a percent of Revenue, occupancy expense decreased slightly to 4.7% for the three months ended June 30, 2002 from 4.8% for the three months ended June 30, 2001.

         Advertising. Advertising expense represents marketing efforts to communicate the multiple treatment programs available at the Company's Dental Offices. The Company primarily utilizes advertising in local telephone books and direct mailing to potential customers within a certain distance of its Dental Offices and periodically uses television and radio advertisements in its larger markets. This expense decreased to $470,000 for the three months ended June 30, 2002 from $585,000 for the three months ended June 30, 2001, a decrease of $115,000, or 19.7%. This decrease resulted from cost control initiatives implemented to reduce marketing costs and to a lesser extent from the sale of the Company's Wisconsin operations in December 2001. As a percent of Revenue, advertising expense decreased slightly to 1.0% for the three months ended June 30, 2002 from 1.1% for the three months ended June 30, 2001.

         Other operating expenses. Other operating expenses represents professional services (other than dentistry), travel, bank fees, insurance, bad debt expense, telephone, office supplies, MIS maintenance and other miscellaneous expenses incurred at the Dental Offices and corporate office. These expenses decreased to $6.3 million for the three months ended June 30, 2002 from $6.6 million for the three months ended June 30, 2001, a decrease of $308,000, or 4.7%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had other operating expenses of $629,000 for the three months ended June 30, 2001. Additionally, the Company experienced a decrease in bad debt expense due to increased cash collections for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. These amounts were partially offset by a $265,000 non-deductible charge related to the settlement of a dispute with the minority owners of a subsidiary of the Company, a $175,000 (pre-tax) charge related to a gross receipts tax assessment in one of the Company's markets, higher legal fees incurred in connection with litigation matters and increased telecommunication costs due to the implementation of an electronic communication system to every Dental Office of the Company. As a percent of Revenue, other operating expenses increased to 13.3% for the three months ended June 30, 2002 from 12.2% for the three months ended June 30, 2001.

         Strategic alternative costs. Strategic alternative costs were $466,000 for the three months ended June 30, 2002 and $58,000 for the three months ended June 30, 2001 and consist primarily of legal and professional fees incurred from efforts to explore strategic alternatives in order to maximize shareholder value.

         Depreciation and amortization. Depreciation and amortization expense decreased to $1.1 million for the three months ended June 30, 2002 from $2.8 million for the three months ended June 30, 2001, a decrease of $1.7 million, or 58.5%. This decrease resulted primarily from the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 prescribes the accounting for intangible assets acquired individually or with a group of other assets and stipulates that goodwill amortization cease as of December 31, 2001. The Company recorded goodwill amortization expense of $1.4 million for the three months ended June 30, 2001.

         Interest expense, net. Interest expense, net remained constant at $2.5 million for the three months ended June 30, 2002 and 2001, respectively. Although interest rates have declined over the past year, on February 7, 2002, the Company's lenders notified the Company that they were exercising their option to impose the default interest rate under the Credit Agreement, which increased the Company's rate by three hundred basis points for the remaining duration of the Company's default. The effective interest rate for the Company's Credit Facility approximated 10.9% for the three months ended June 30, 2002 compared to approximately 10.5% for the three months ended June 30, 2001. Since June 30, 2001, scheduled monthly principal payments and the sale of the Company's Wisconsin operations in December 2001 enabled the Company to repay indebtedness of approximately $16.1 million under the expired Credit Facility. Average debt outstanding under the Credit Facility totaled $64.1 million for the three months ended June 30, 2002 compared to average debt outstanding of $80.1 million for the three months ended June 30, 2001. Additionally, the Company recorded a $371,000 (pre-tax) charge in the second quarter of 2002 related to warrants issued to the Company's lenders resulting from the Company's inability to repay the $63.1 million balance outstanding on the Credit Facility by the July 1, 2002 expiration date.

         Minority interest in consolidated subsidiaries. Minority interest in consolidated subsidiaries increased to $48,000 for the three months ended June 30, 2002 from $20,000 for the three months ended June 30, 2001, an increase of $28,000, or 140.0%. This increase resulted from higher net income in markets that are not wholly owned by the Company for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. In the second quarter of 2002, the Company settled a dispute with the minority owners of a subsidiary of the Company operating in its Philadelphia market. Under the terms of the settlement, the Company received the remaining ten percent ownership of the subsidiary. During the third quarter of 2001, the Company purchased the remaining 6.25% of its Georgia market.

         Income taxes. Income tax expense decreased to $55,000 for the three months ended June 30, 2002 from $174,000 for the three months ended June 30, 2001, a decrease of $119,000, or 68.4%. This decrease resulted from a loss before income taxes of $125,000 for the three months ended June 30, 2002 compared to income before income taxes of $265,000 for the three months ended June 30, 2001. The Company's effective tax rate for the three months ended June 30, 2002 was (44.0%) due to the impact of a non-deductible settlement with the minority owners of a subsidiary of the Company. The Company's effective tax rate for the three months ended June 30, 2001 was 65.5% due to the impact of non-deductible goodwill amortization.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Patient revenue, net. Revenue decreased to $94.5 million for the six months ended June 30, 2002 from $108.5 million for the six months ended June 30, 2001, a decrease of $14.0 million, or 12.9%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had Revenue of $12.7 million for the six months ended June 30, 2001. Additionally, Revenue declined due to one less business day for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 and to a lesser extent, the closure of nine under performing Dental Offices since the end of the second quarter of 2001. The Company's same market Revenue decreased by 0.6% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, and its same store Revenue increased by 1.2% in the six months ended June 30, 2002 compared to the same period last year.

         Fee-for-service revenue (i.e., revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) decreased to $59.6 million for the six months ended June 30, 2002 from $65.2 million for the six months ended June 30, 2001, a decrease of $5.6 million, or 8.5%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had fee-for-service revenue of $7.5 million for the six months ended June 30, 2001. Managed dental care revenue (i.e., revenue from capitated managed dental care plans, including capitation payments and patient co-payments) decreased to $34.9 million for the six months ended June 30, 2002 from $43.3 million for the six months ended June 30, 2001, a decrease of $8.4 million, or 19.5%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had managed dental care revenue of $5.1 million for the six months ended June 30, 2001. As a percentage of Revenue, fee-for-service revenue increased to 63.1% for the six months ended June 30, 2002 from 60.1% for the six months ended June 30, 2001.

         Provider salaries and benefits. Provider salaries and benefits expense represents compensation, benefits and related payroll costs for patient service providers including dentists and hygienists. This expense decreased to $33.5 million for the six months ended June 30, 2002 from $36.9 million for the six months ended June 30, 2001, a decrease of $3.4 million, or 9.2%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had provider salaries and benefits of $4.7 million for the six months ended June 30, 2001. This amount was offset by higher dentist and hygienist compensation in several markets. In general, the dentists employed by the P.C.'s are compensated based on a percentage of the cash collections related to their dental treatment production. However, prior to converting to this payment method, it is the Company's normal practice to pay new dentists a fixed salary for the first three to six months of their employment, or until the cash collections from services the dentist provided are adequate. Due to the high dentist turnover in certain of the Company's markets, the fixed salary expense is relatively high when compared against the amount of collectible Revenue produced by the dentist. The Company believes that it is necessary to incur this fixed salary expense in order to attract quality dentists. As a percent of Revenue, provider salaries and benefits expense increased to 35.5% for the six months ended June 30, 2002 from 34.0% for the six months ended June 30, 2001.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense represents compensation, benefits and related payroll costs for all Dental Office staff, excluding dentists and hygienists, and corporate employees. This expense decreased to $24.3 million for the six months ended June 30, 2002 from $29.3 million for the six months ended June 30, 2001, a decrease of $5.0 million, or 17.0%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had clinical and other salaries and benefits of $3.3 million for the six months ended June 30, 2001. Additionally, cost control initiatives, including staffing reductions in certain of the Company's markets and corporate office, reduced salary and benefit costs by $1.7 million for the six months ended June 30, 2002. As a percent of Revenue, clinical and other salaries and benefits expense decreased to 25.7% for the six months ended June 30, 2002 from 27.0% for the six months ended June 30, 2001.

         Dental supplies. Dental supplies expense represents all direct supply costs used in patient treatment programs. This expense decreased to $4.9 million for the six months ended June 30, 2002 from $5.4 million for the six months ended June 30, 2001, a decrease of $521,000, or 9.7%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had dental supplies expense of $698,000 for the six months ended June 30, 2001. This amount was partially offset by increased supply costs for the six months ended June 30, 2002. As a percent of Revenue, dental supplies expense increased slightly to 5.1% for the six months ended June 30, 2002 from 5.0% for the six months ended June 30, 2001.

         Laboratory fees. Laboratory fee expense represents all external lab work required for patient treatment programs. The Company operates two internal labs in its Arkansas and Cleveland markets and sold a third lab as part of the sale of its Wisconsin operations in December 2001. This expense decreased to $5.5 million for the six months ended June 30, 2002 from $5.7 million for the six months ended June 30, 2001, a decrease of $260,000, or 4.5%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had laboratory fees of $258,000 for the six months ended June 30, 2001. As a percent of Revenue, laboratory fee expense increased to 5.8% for the six months ended June 30, 2002 from 5.3% for the six months ended June 30, 2001.

         Occupancy. Occupancy expense represents operating leases and utilities associated with the Company's Dental Offices and corporate office. This expense decreased to $4.5 million for the six months ended June 30, 2002 from $5.3 million for the six months ended June 30, 2001, a decrease of $804,000, or 15.2%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had occupancy expense of $599,000 for the six months ended June 30, 2001. To a lesser extent occupancy expense was reduced by nine Dental Office closures since the end of the second quarter of 2001 and the lease expense reduction due to the relocation of the Company's corporate office in September 2001. As a percent of Revenue, occupancy expense decreased slightly to 4.7% for the six months ended June 30, 2002 from 4.9% for the six months ended June 30, 2001.

         Advertising. Advertising expense represents marketing efforts to communicate the multiple treatment programs available at the Company's Dental Offices. The Company primarily utilizes advertising in local telephone books and direct mailing to potential customers within a certain distance of its Dental Offices and periodically uses television and radio advertisements in its larger markets. This expense decreased to $937,000 for the six months ended June 30, 2002 from $1.2 million for the six months ended June 30, 2001, a decrease of $261,000, or 21.8%. This decrease resulted from cost control initiatives implemented to reduce marketing costs and to a lesser extent from the sale of the Company's Wisconsin operations in December 2001. As a percent of Revenue, advertising expense decreased slightly to 1.0% for the six months ended June 30, 2002 from 1.1% for the six months ended June 30, 2001.

         Other operating expenses. Other operating expenses represents professional services (other than dentistry), travel, bank fees, insurance, bad debt expense, telephone, office supplies, MIS maintenance and other miscellaneous expenses incurred at the Dental Offices and corporate office. These expenses decreased to $12.0 million for the six months ended June 30, 2002 from $12.5 million for the six months ended June 30, 2001, a decrease of $453,000, or 3.6%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had other operating expenses of $1.3 million for the six months ended June 30, 2001. Additionally, the Company experienced a decrease in bad debt expense due to increased cash collections for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. These amounts were partially offset by a $265,000 non-deductible charge related to the settlement of a dispute with the minority owners of a subsidiary of the Company, a $175,000 (pre-tax) charge related to a gross receipts tax assessment in one of the Company's markets, higher legal fees incurred in connection with litigation matters and increased telecommunication costs due to the implementation of an electronic communication system to every Dental Office of the Company. As a percent of Revenue, other operating expenses increased to 12.6% for the six months ended June 30, 2002 from 11.5% for the six months ended June 30, 2001.

         Strategic alternative costs. Strategic alternative costs were $518,000 for the six months ended June 30, 2002 and $317,000 for the six months ended June 30, 2001 and consist primarily of legal and professional fees incurred from efforts to explore strategic alternatives in order to maximize shareholder value.

         Depreciation and amortization. Depreciation and amortization expense decreased to $2.3 million for the six months ended June 30, 2002 from $5.5 million for the six months ended June 30, 2001, a decrease of $3.2 million, or 57.8%. This decrease resulted primarily from the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 prescribes the accounting for intangible assets acquired individually or with a group of other assets and stipulates that goodwill amortization cease as of December 31, 2001. The Company recorded goodwill amortization expense of $2.8 million for the six months ended June 30, 2001.

         Interest expense, net. Interest expense, net decreased to $4.5 million for the six months ended June 30, 2002 from $5.1 million for the six months ended June 30, 2001, a decrease of $588,000, or 11.6%. This decrease resulted primarily from the monthly scheduled principal payments and the sale of the Company's Wisconsin operations in

December 2001 that together enabled the Company to repay indebtedness under its expired Credit Facility of approximately $16.1 million since June 30, 2001. Average debt outstanding under the Credit Facility totaled $65.4 million for the six months ended June 30, 2002 compared to average debt outstanding of $80.1 million for the six months ended June 30, 2001. Although interest rates have declined over the past year, on February 7, 2002, the Company's lenders notified the Company that they were exercising their option to impose the default interest rate under the Credit Agreement, which increased the Company's rate by three hundred basis points for the remaining duration of the Company's default. The effective interest rate for the Company's Credit Facility approximated 10.3% for the six months ended June 30, 2002 compared to approximately 10.1% for the six months ended June 30, 2001. Additionally, the Company recorded a $371,000 (pre-tax) charge in the second quarter of 2002 related to warrants issued to the Company's lenders resulting from the Company's inability to repay the $63.1 million balance outstanding on the Credit Facility by the July 1, 2002 expiration date.

         Minority interest in consolidated subsidiaries. Minority interest in consolidated subsidiaries increased to $105,000 for the six months ended June 30, 2002 from $93,000 for the six months ended June 30, 2001, an increase of $12,000, or 12.9%. This increase resulted from higher net income in markets that are not wholly owned by the Company for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. In the second quarter of 2002, the Company settled a dispute with the minority owners of a subsidiary of the Company operating in its Philadelphia market. Under the terms of the settlement, the Company received the remaining ten percent ownership of the subsidiary. During the third quarter of 2001, the Company purchased the remaining 6.25% of its Georgia market.

         Income taxes. Income tax expense decreased to $660,000 for the six months ended June 30, 2002 from $676,000 for the six months ended June 30, 2001, a decrease of $16,000, or 2.4%. The Company's effective tax rate was 46.3% for the six months ended June 30, 2002 due to the impact of a non-deductible settlement with the minority owners of a subsidiary of the Company. The Company's effective tax rate was 57.9% for the six months ended June 30, 2001 due to the impact of non-deductible goodwill amortization.


LIQUIDITY AND CAPITAL RESOURCES

         Because the Company's Credit Facility expired on July 1, 2002 and the Company is currently in default with the terms of the Credit Facility, the Company was required to reclassify the entire outstanding amount under the Credit Facility to current liabilities from long-term debt. This reclassification resulted in the Company having a $56.2 million working capital deficit at June 30, 2002. The Company is actively engaged in finding a long-term solution to improve its capital structure. In this regard, the Company has engaged Banc of America Securities LLC to explore strategic alternatives such as a sale of the Company, an equity investment in the Company, the issuance of debt securities or a sale of all or a portion of the Company's assets. However, there can be no assurance that the Company will be successful in entering into an agreement to consummate any strategic alternative or that the Company's lenders will agree to any strategic alternative on terms acceptable to the Company or at all.

         The Company has a Credit Facility with a bank syndicate, which expired by its terms on July 1, 2002. At June 30, 2002, the Company had $63.1 million outstanding under the Credit Facility. Under the original terms, the amounts outstanding under the Credit Facility bear interest at the lead lender's prime rate plus three percent with interest payments due on a monthly basis. The Company made all scheduled principal and interest payments related to its Credit Agreement prior to its expiration. The terms of the Credit Facility prohibit the Company from incurring additional indebtedness, incurring liens, disposing of assets, making investments or making acquisitions without bank approval, and requires the Company to maintain certain financial covenants. The Credit Facility is collateralized by all of the assets of the Company.

         At June 30, 2002, the Company continued to be in default with the terms of the Credit Facility in regard to the breach of the minimum EBITDA and minimum net worth covenants. Additionally, at July 1, 2002 the Company was in default with the terms of the Credit Facility because the Company's outstanding debt was not paid in full as required under the Credit Facility. As previously disclosed, the Company has engaged Banc of America Securities LLC to explore strategic alternatives such as a sale of the Company, an equity investment in the Company, the issuance of debt securities or a sale of all or a portion of the Company's assets. However, there can be no assurance that the Company will be successful in entering into an agreement to consummate any strategic alternative or that the Company's lenders will agree to any strategic alternative on terms acceptable to the Company or at all. Additionally, the Company is attempting to negotiate an extension to its Credit Agreement and to secure a forbearance of the defaults under the Credit Facility. There can be no assurance that the Company's lenders will grant a forbearance or agree to an extension on terms acceptable to the Company or at all.

         On February 7, 2002, the Company's lenders notified the Company that they were exercising their option to impose the default interest rate (10.75% at June 30, 2002) under the Credit Agreement, which is equal to the lead lender's prime rate plus six percent, for the remaining duration of the Company's default. The default rate has significantly increased the Company's interest payments under the Credit Facility and has negatively impacted the Company's liquidity. Because of the incremental default interest payments and the scheduled $4.3 million in principal payments that the Company made during the six months ended June 30, 2002 (without the benefit of the former Wisconsin operations), the Company's cash flow from operations may not be sufficient to fund its operating expenses in the next few months. Moreover, for as long as the Company remains in default, the Company's lenders have the right to use cash balances in the Company's bank accounts to set-off a portion of the debt. The Company does not have cash available to pay off its total indebtedness under the Credit Facility and its financial condition and results of operations would be materially and adversely affected by the lenders' use of its available cash to set-off a portion of the debt. The Company's lenders have the ability to foreclose on the Company's assets or force the Company into bankruptcy at any time, in which circumstances the Company's equity holders may experience a loss equal to the amount of their investment in the Company's Common Stock. In the event the Company is unable to refinance its indebtedness, the Company is likely to experience a material and adverse effect on its financial condition and results of operations.

         Pursuant to the terms of the Credit Facility, as amended, the Company granted the lenders warrants to purchase 108,922 shares of the Company's Common Stock at an exercise price of $0.01 per share on July 1, 2002 as the amounts outstanding under the Credit Facility had not been paid in full on that date. The warrants expire April 1, 2011.

         The Company accrued $371,000 in the second quarter of 2002 related to the July 1, 2002 warrant issuance. The related expense is recorded in interest expense in the accompanying Consolidated Statement of Income and the accrual balance is included in accrued liabilities. Upon issuance of the warrants in July 2002, the accrual balance was reversed with a corresponding increase in additional paid-in capital.

         The Company's principal sources of liquidity as of June 30, 2002 consisted of cash provided by operating activities. For the six months ended June 30, 2002 and 2001, cash provided by operating activities was $4.4 million and $7.2 million, respectively. The reduction is primarily a result of lower reported amounts of income as adjusted for non-cash items in the 2002 period, which is due primarily to the sale of the Company's Wisconsin market in December 2001.

         Cash used in investing activities was $1.1 million for the six months ended June 30, 2002 and $1.7 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, $258,000 was utilized to meet a contingent payment for an acquisition completed in a prior period and $807,000 was invested in the purchase of additional property and equipment. For the six months ended June 30, 2001, $393,000 was utilized to meet contingent payments for acquisitions completed in prior periods and $1.3 million was invested in the purchase of additional property and equipment.

         For the six months ended June 30, 2002, cash used in financing activities was $4.6 million primarily comprised of the repayment of outstanding debt. For the six months ended June 30, 2001, cash used in financing activities was $4.3 million primarily comprised of the repayment of $4.4 million in outstanding debt and $1.0 million in debt issuance costs offset by $1.2 million in net borrowings.

         A summary of the Company's material contractual cash obligations under the Credit Facility and capital and operating leases is as follows:

                                 Total         2002          2003          2004          2005          2006       Thereafter
                              -----------   -----------   -----------   -----------   -----------   -----------   -----------
Notes Payable                 $63,237,248   $63,156,415   $    50,833   $    30,000   $        --   $        --   $        --

Capital Lease Obligations         131,051        24,487        56,376        46,327         3,861            --            --

Operating Lease Obligations    19,409,061     3,319,215     5,170,522     4,168,476     3,023,171     1,666,263     2,061,414
                              -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total                         $82,777,360   $66,500,117   $ 5,277,731   $ 4,244,803   $ 3,027,032   $ 1,666,263   $ 2,061,414
                              ===========   ===========   ===========   ===========   ===========   ===========   ===========


NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has determined that SFAS No. 143 will not have a material effect on the Company's financial condition or results of operations.

         In August 2001 the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting treatment for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective January 1, 2002 and resulted in no material effect on the Company's financial condition or results of operations.

         In April 2002 the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13,and Technical Corrections." SFAS No. 145 was issued to rescind and amend existing authoritative pronouncements. The effective date of SFAS No. 145 pertaining to the rescission of Statement No. 4 will be applied for fiscal years ending after May 15, 2002. Provisions relating to the amendment of Statement No. 13 of SFAS No. 145 are effective for transactions occurring after May 15, 2002 with all other provisions of SFAS No. 145 effective for financial statements issued on or after May 15, 2002. The impact of this new accounting standard has not yet been determined.

         In July 2002 the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company expects that the provisions of this statement, which are effective for exit or disposal activities initiated after December 31, 2002, will not have a material effect on its financial condition or results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  In the second quarter of 2002, the Company settled a dispute with the minority owners of a subsidiary of the Company. Under the terms of the settlement, the Company received the remaining ten percent ownership of the subsidiary in exchange for an office building with a book value of $713,000. Additionally, the Company negotiated a five year lease to occupy space within the building whereby the Company will pay no rent through December 2003, or an occupancy savings of $98,000. As a result of the settlement, the Company recorded a non-cash charge of $265,000 for the excess of the estimated fair value of the consideration given to the minority interest owners in the settlement (the building) over the consideration received by the Company (no rent payments through December 2003 and the ten percent ownership interest in the subsidiary). This charge is recorded in other operating expenses in the accompanying Consolidated Statement of Income. The estimated fair value of the ten percent ownership interest in the subsidiary was recorded to goodwill.

                  In addition to the matter discussed above, the Company is periodically engaged in various legal proceedings and audits by federal and state governmental authorities incidental to its business activities. Management does not believe the resolution of such matters individually or in the aggregate will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  At June 30, 2002, the Company continued to be in default with the terms of the Credit Facility in regard to the breach of the minimum EBITDA and minimum net worth covenants. Additionally, at July 1, 2002 the Company was in default with the terms of the Credit Facility because the Company's outstanding debt was not paid in full as required under the Credit Facility. As previously disclosed, the Company has engaged Banc of America Securities LLC to explore strategic alternatives such as a sale of the Company, an equity investment in the Company, the issuance of debt securities or a sale of all or a portion of the Company's assets. However, there can be no assurance that the Company will be successful in entering into an agreement to consummate any strategic alternative or that the Company's lenders will agree to any strategic alternative on terms acceptable to the Company or at all. Additionally, the Company is attempting to negotiate an extension to its Credit Agreement and to secure a forbearance of the defaults under the Credit Facility. There can be no assurance that the Company's lenders will grant a forbearance or agree to an extension on terms acceptable to the Company or at all. The Company has made all scheduled principal and interest payments related to its Credit Agreement prior to its expiration.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

                  At the Annual Meeting of Shareholders of the Company held on May 8, 2002, the shareholders of the Company approved the election of
           W. Barger Tygart and Warren F. Melamed, D.D.S., the Board of Directors' nominees, as Class II Directors of the Company to hold office until the 2005 Annual Meeting of Shareholders and until their successors are duly elected and qualified. No other nominations were made. The total number of votes cast for the election of the Class II Directors was 1,881,002. Set forth below is a tabulation of the vote:

                                                Votes For         Votes Withheld
                                                ---------         --------------
                  W. Barger Tygart              1,828,599             52,403

                  Warren F. Melamed, D.D.S.     1,826,777             54,225

           There were no broker non-votes on this matter.

ITEM 6.    EXHIBITS AND REPORTS FILED ON FORM 8-K

           (a)  Exhibits.

                  10.1 Stay Bonus Agreement, dated May 31, 2002, between the Company and W. Barger Tygart

                  10.2 Stay Bonus Agreement, dated May 31, 2002, between the Company and Lisa K. Peterson

                  10.3 Stay Bonus Agreement, dated May 31, 2002, between the Company and Curtis Rippee

                  10.4 Stay Bonus Agreement, dated August 1, 2002, between the Company and Roy D. Smith III, D.D.S.

                  10.5 Stay Bonus Agreement, dated August 1, 2002, between the Company and Timothy J. Kriske


           (b)  Reports on Form 8-K.

                  The Company filed a Form 8-K, dated June 10, 2002, reporting a change in the registrant's certifying accountant.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MONARCH DENTAL CORPORATION



Date: August 14, 2002                 By: /s/ W. BARGER TYGART
                                          ------------------------------------
                                          W. Barger Tygart
                                          Chief Executive Officer


Date: August 14, 2002                 By: /s/ LISA K. PETERSON
                                          ------------------------------------
                                          Lisa K. Peterson
                                          Chief Financial and Administrative
                                            Officer


Date: August 14, 2002                 By: /s/ CURTIS R. RIPPEE
                                          ------------------------------------
                                          Curtis R. Rippee
                                          Vice President of Finance and
                                            Administration

                                  EXHIBIT INDEX


EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
 10.1     Stay Bonus Agreement, dated May 31, 2002, between the Company and W.
          Barger Tygart

 10.2     Stay Bonus Agreement, dated May 31, 2002, between the Company and Lisa
          K. Peterson

 10.3     Stay Bonus Agreement, dated May 31, 2002, between the Company and
          Curtis Rippee

 10.4     Stay Bonus Agreement, dated August 1, 2002, between the Company and Roy
          D. Smith III, D.D.S.

 10.5     Stay Bonus Agreement, dated August 1, 2002, between the Company and
          Timothy J. Kriske
