Form 10-Q
period 2002-09-30
MONARCH DENTAL CORP
filed 2002-11-14
CIK 1009900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ____________

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding as of November 13, 2002
           -----                          -----------------------------------
 Common Stock, $.01 par value                         2,175,867

                           MONARCH DENTAL CORPORATION

                                      INDEX

                                                                                           Page No.
Part I.    Financial Information

           Item 1.       Consolidated Financial Statements                                    3

           Item 2.       Management's Discussion and Analysis of Financial Condition
                            and Results of Operations                                         15

           Item 4.       Controls and Procedures                                              26


Part II.   Other Information

           Item 1.       Legal Proceedings                                                    27

           Item 3.       Defaults upon Senior Securities                                      27

           Item 6.       Exhibits and Reports Filed on Form 8-K                               28

Signatures                                                                                    29

Certifications                                                                                30

Exhibit Index                                                                                 32

                          PART I. FINANCIAL INFORMATION

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           September 30,          December 31,
                                                                                                2002                  2001
                                                                                           -------------          -------------
                                                                                            (Unaudited)
                                                      ASSETS
Current assets:
   Cash and cash equivalents                                                               $   6,024,451          $   3,811,092
   Accounts receivable, net of allowances of approximately $10,251,000
        and $10,184,000, respectively                                                         12,739,653             14,443,921
   Prepaid expenses and other current assets                                                   3,440,628              3,537,678
   Income tax receivable                                                                         786,343                513,416
                                                                                           -------------          -------------
        Total current assets                                                                  22,991,075             22,306,107
Property and equipment, net of accumulated depreciation of approximately
    $25,595,000 and $22,276,000, respectively                                                  9,295,332             11,712,842
Goodwill, net of accumulated amortization of approximately $17,884,000 and
    $19,985,000, respectively                                                                101,349,348            114,581,375
Other assets                                                                                     455,513                329,721
                                                                                           -------------          -------------
        Total assets                                                                       $ 134,091,268          $ 148,930,045
                                                                                           =============          =============
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                        $   1,537,830          $   2,010,146
   Accrued payroll                                                                             2,568,763              2,490,966
   Accrued liabilities                                                                         6,577,105              3,841,014
   Payable to affiliated dental group practices                                                5,053,157              4,903,853
   Current maturities of notes payable and capital lease obligations, net
      of discount of approximately $112,000 in 2001                                           63,193,504             67,578,602
                                                                                           -------------          -------------
        Total current liabilities                                                             78,930,359             80,824,581
Deferred income taxes                                                                                 --              1,854,537
Notes payable                                                                                     47,874                 80,833
Capital lease obligations                                                                         59,497                 99,197
Other liabilities                                                                              1,621,416              1,851,026
                                                                                           -------------          -------------
        Total liabilities                                                                     80,659,146             84,710,174
Minority interest in consolidated subsidiaries                                                   478,441                459,124
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value, 2,000,000 shares authorized; no shares
      issued or outstanding                                                                           --                     --
   Common Stock, $.01 par value, 50,000,000 shares authorized; 2,175,867 and
     2,166,910 shares issued and outstanding, respectively                                        21,759                 21,669
   Additional paid-in capital                                                                 67,915,802             67,522,281
   Accumulated deficit                                                                       (14,983,880)            (3,783,203)
                                                                                           -------------          -------------
        Total stockholders' equity                                                            52,953,681             63,760,747
                                                                                           -------------          -------------
        Total liabilities and stockholders' equity                                         $ 134,091,268          $ 148,930,045
                                                                                           =============          =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                               ------------------------------    ------------------------------
                                                                   2002             2001              2002             2001
                                                               -------------    -------------    -------------    -------------
Patient revenue, net                                           $  43,359,086    $  51,721,327    $ 137,875,137    $ 160,220,573
Operating expenses:
       Provider salaries and benefits                             15,290,312       17,932,815       48,829,429       54,861,378
       Clinical and other salaries and benefits                   11,666,014       14,005,530       35,996,497       43,312,457
       Dental supplies                                             2,341,263        2,597,593        7,191,733        7,968,982
       Laboratory fees                                             2,462,630        2,778,032        7,946,744        8,522,406
       Occupancy                                                   2,258,834        2,743,328        6,728,736        8,017,635
       Advertising                                                   522,020          413,555        1,459,007        1,611,346
       Other operating expenses                                    6,700,440        6,569,290       18,741,278       19,063,048
       Strategic alternative costs                                   510,927               --        1,028,464          317,447
       Depreciation and amortization                               1,151,309        2,756,517        3,487,424        8,293,924
                                                               -------------    -------------    -------------    -------------
                                                                  42,903,749       49,796,660      131,409,312      151,968,623
                                                               -------------    -------------    -------------    -------------
Operating income                                                     455,337        1,924,667        6,465,825        8,251,950
Interest expense, net                                              1,733,473        2,604,434        6,211,966        7,670,518
Minority interest in consolidated subsidiaries                        48,691           25,433          153,817          118,065
                                                               -------------    -------------    -------------    -------------
Income (loss) before income taxes                                 (1,326,827)        (705,200)         100,042          463,367
Income taxes (benefit)                                              (656,247)         (39,477)           3,722          636,656
                                                               -------------    -------------    -------------    -------------
Income (loss) before cumulative effect of change in
       accounting principle                                         (670,580)        (665,723)          96,320         (173,289)
Cumulative effect of change in accounting principle,
       net of income tax benefit of $2,269,000                   (11,296,997)              --      (11,296,997)              --
                                                               -------------    -------------    -------------    -------------
Net loss                                                       $ (11,967,577)   $    (665,723)   $ (11,200,677)   $    (173,289)
                                                               =============    =============    =============    =============
Net loss per common share:
    Income (loss) before cumulative effect of change in
        accounting principle                                   $       (0.31)   $       (0.31)   $        0.04    $       (0.08)
    Cumulative effect of change in accounting principle                (5.19)              --            (5.19)              --
                                                               -------------    -------------    -------------    -------------
    Net loss                                                   $       (5.50)   $       (0.31)   $       (5.15)   $       (0.08)
                                                               =============    =============    =============    =============
Net loss per common share - assuming dilution:
    Income (loss) before cumulative effect of change in
        accounting principle                                   $       (0.31)   $       (0.31)   $        0.04    $       (0.08)
    Cumulative effect of change in accounting principle                (5.19)              --            (4.95)              --
                                                               -------------    -------------    -------------    -------------
    Net loss                                                   $       (5.50)   $       (0.31)   $       (4.91)   $       (0.08)
                                                               =============    =============    =============    =============
Weighted average number of common shares
       outstanding                                                 2,175,867        2,166,832        2,173,563        2,162,353
                                                               =============    =============    =============    =============
Weighted average number of common and
       common equivalent shares outstanding                        2,175,867        2,166,832        2,282,392        2,162,353
                                                               =============    =============    =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                                 COMMON STOCK              ADDITIONAL                         TOTAL
                                          ---------------------------        PAID-IN      ACCUMULATED      STOCKHOLDERS'
                                              SHARES         AMOUNT          CAPITAL        DEFICIT           EQUITY
                                          ------------    ------------    ------------    ------------     -------------
Balance, December 31, 2001                   2,166,910    $     21,669    $ 67,522,281    $ (3,783,203)    $ 63,760,747
     Net loss                                       --              --              --     (11,200,677)     (11,200,677)
     Issuance of Common Stock                    8,957              90          22,095              --           22,185
     Issuance of bank warrants                      --              --         371,426              --          371,426
                                          ------------    ------------    ------------    ------------     ------------
Balance, September 30, 2002                  2,175,867    $     21,759    $ 67,915,802    $(14,983,880)    $ 52,953,681
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

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Nine months ended
                                                                                                   September 30,
                                                                                        ---------------------------------
                                                                                             2002               2001
                                                                                        ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                        $(11,200,677)        $   (173,289)
        Adjustments to reconcile net loss to net cash
                 provided by operating activities -
                 Cumulative effect of change in accounting principle                      11,296,997                   --
                 Depreciation and amortization                                             3,487,424            8,293,924
                 Issuance of bank warrants                                                   371,426                   --
                 Amortization of bank warrants                                               112,035              392,123
                 Minority interest in consolidated subsidiaries                              153,817              118,065
                 Loss on settlement, net                                                     205,358                   --
                 Changes in assets and liabilities -
                            Accounts receivable, net                                       1,704,268               89,519
                            Prepaid expenses and other current assets                        196,750            2,166,186
                            Income tax receivable/payable                                    141,635            2,156,424
                            Other noncurrent assets                                         (126,497)          (1,567,323)
                            Accounts payable and accrued expenses                          2,809,157             (302,206)
                            Accrued restructuring charges                                         --             (211,715)
                            Other liabilities                                               (229,610)             (76,899)
                                                                                        ------------         ------------
                                   Net cash provided by operating activities               8,922,083           10,884,809
                                                                                        ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                               (1,767,126)          (2,074,940)
        Cash paid for dental group practices, including
                 related costs, net of cash acquired                                        (258,281)            (591,888)
                                                                                        ------------         ------------
                                   Net cash used in investing activities                  (2,025,407)          (2,666,828)
                                                                                        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from notes payable                                                           26,842            1,200,000
        Payments for debt issuance costs                                                      (1,210)          (1,117,031)
        Payments on notes payable, capital lease obligations and other                    (4,596,634)          (5,979,116)
        Distribution to minority interest owners                                            (134,500)            (102,551)
        Issuance of Common Stock                                                              22,185               38,583
                                                                                        ------------         ------------
                                   Net cash used in financing activities                  (4,683,317)          (5,960,115)
                                                                                        ------------         ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  2,213,359            2,257,866

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             3,811,092            3,000,013
                                                                                        ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $  6,024,451         $  5,257,879
                                                                                        ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash paid for interest                                                          $  3,330,676         $  6,918,175
                                                                                        ============         ============
        Cash received for taxes, net                                                    $    135,601         $  1,502,026
                                                                                        ============         ============
        Cash paid for strategic alternative costs                                       $    701,828         $    515,829
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

                   MONARCH DENTAL CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       DESCRIPTION OF BUSINESS AND CURRENT OPERATING ENVIRONMENT

                  Monarch Dental Corporation, a Delaware corporation, and subsidiaries (collectively, the "Company"), provide management and administrative services to dental practices in selected markets. At September 30, 2002, the Company provided management and administrative services to 152 dental practices in Texas, Colorado, Utah, Arizona, New Mexico, Arkansas, Indiana, Ohio, New Jersey, Pennsylvania, Virginia, Georgia and Florida (each a "Dental Office" and collectively, the "Dental Offices.")

                  The September 30, 2002 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in default with the terms of its Credit Facility, which expired by its terms on July 1, 2002. To date the Company has not completed a strategic transaction, received an extension to its Credit Facility or amended its Credit Agreement. As a result, the Company's debt under the Credit Facility is currently past due. As a result of the default, the Company's lenders have the right to use cash balances in the Company's bank account to set-off a portion of the debt and/or interest. The Company does not have cash available to repay all of its debt under the expired Credit Facility, raising substantial doubt about its ability to continue as a going concern. The September 30, 2002 consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including goodwill) or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. (See further discussion in Note 3.)

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION / BASIS OF CONSOLIDATION

                  The financial statements for the three and nine months ended September 30, 2002 and 2001, have been prepared by the Company, without audit, pursuant to Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting." Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to APB Opinion No. 28; nevertheless, management of the Company believes that the disclosures herein are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2002 and the results of its operations and cash flows for all periods presented, have been included herein. The results of operations for the three and nine month periods are not necessarily indicative of the results for the full year.

                  The consolidated balance sheet as of December 31, 2001 is derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, include accounting policies and additional information pertinent to an understanding of both the December 31, 2001 balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the nine months ended September 30, 2002, and as discussed in the following notes.

                  The Company provides management and administrative services to dental practices under long-term administrative services agreements (the "Administrative Services Agreements"). The Administrative Services Agreements represent the Company's right to provide these services to the Dental Offices during the term of the agreement. The Administrative Services Agreements cannot be terminated by the related professional dental corporation or association (the "P.C.'s") without cause, consisting primarily of bankruptcy or material default. Under the Administrative Services Agreements, the Company assumes responsibility for providing all management and administrative services to the dental practices' businesses (including all operating expenses consisting of the expenses incurred by the Company in connection with providing management and administrative services to the Dental Offices, including salaries and benefits for personnel other than dentists and hygienists, dental supplies, dental laboratory fees, occupancy costs, equipment leases, management information systems and other expenses related to the dental practice operations) other than the provision of dental services and retains a 100% residual interest in the net income of the dental practices. The Company generally receives a fee equal to the Company's costs plus the lower of (i) 30% of the P.C.'s net revenues or (ii) the P.C.'s net pre-tax income. If net pre-tax income exceeds 30% of the P.C.'s net revenues, the P.C. would retain the amount of pre-tax income over 30% of the P.C.'s net revenues. The Company's net revenue and operating results are significantly dependent upon the revenue of the dental practices.

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

         GOODWILL

                  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for goodwill and other intangible assets. The statement eliminates amortization of goodwill and intangible assets with indefinite lives and requires a transitional impairment test of these assets within six months of the date of adoption, and an annual impairment test thereafter.

                  The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. Accordingly, the amortization of goodwill ceased effective December 31, 2001. The Company completed the first step of its transitional impairment test of goodwill in the second quarter of 2002. Each of the Company's markets was deemed to be a reporting unit for purposes of this transitional impairment test. Accordingly, the estimated fair value of each market was compared to the respective carrying value in the first step of the transitional impairment test. In 15 of the Company's 17 markets, the estimated fair value was less than the carrying value. The total goodwill of these 15 markets totaled approximately $108.0 million at January 1, 2002.

                  In the third quarter of 2002, the Company completed step two of the transitional impairment test for 3 of the 15 markets subject to this test. Step two of the transitional impairment test will be completed for the remaining 12 markets in the fourth quarter of 2002. Completion of the impairment test for the three markets resulted in a goodwill writedown of approximately $13.6 million. This writedown, net of related tax benefit of $2.3 million, has been reflected as cumulative effect of change in accounting principle in the accompanying Consolidated Statement of Income for the nine months ended September 30, 2002. The related tax benefit differs from the federal statutory rate of 34% primarily as a result of the establishment of a valuation allowance of approximately $2.3 million against the Company's net deferred tax asset.

                  The goodwill associated with the 12 markets subject to step two of the transitional impairment test in the fourth quarter of 2002 approximated $94.0 million at January 1, 2002. Calculated on an individual market basis, this goodwill amount exceeds the estimated fair value of the respective market, net of the carrying value of the market's working capital and property and equipment, by approximately $70.0 million at January 1, 2002. Accordingly, the Company expects that completion of step two of the transitional impairment test will result in an incremental writedown of goodwill of $70.0 million to $94.0 million in the fourth quarter of 2002.

                  The following table represents both the net income (loss) and the basic and diluted net income (loss) per common share amounts reported by the Company and the adjusted amounts reflecting the new accounting requirements for the periods presented (in thousands, except per share data):

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                        ---------------------------       ---------------------------
                                                           2002             2001             2002              2001
                                                        ----------       ----------       ----------       ----------

Net loss as reported                                    $  (11,968)      $     (666)      $  (11,201)      $     (173)
Add back:
      Goodwill amortization, net of tax                         --            1,001               --            3,003
                                                        ----------       ----------       ----------       ----------
Net income (loss) as adjusted                           $  (11,968)      $      335       $  (11,201)      $    2,830
                                                        ==========       ==========       ==========       ==========
Net loss per common share as reported                   $    (5.50)      $    (0.31)      $    (5.15)      $    (0.08)
Add back:
      Goodwill amortization, net of tax                         --             0.46               --             1.39
                                                        ----------       ----------       ----------       ----------
Net income (loss) per common share as adjusted          $    (5.50)      $     0.15       $    (5.15)      $     1.31
                                                        ==========       ==========       ==========       ==========
Net loss per common share - assuming dilution
    as reported                                         $    (5.50)      $    (0.31)      $    (4.91)      $    (0.08)
Add back:
      Goodwill amortization, net of tax                         --             0.46               --             1.35
                                                        ----------       ----------       ----------       ----------
Net income (loss) per common share - assuming
   dilution as adjusted                                 $    (5.50)      $     0.15       $    (4.91)      $     1.27
                                                        ==========       ==========       ==========       ==========


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

         NET LOSS PER COMMON SHARE

                  The net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per share has been calculated using the treasury stock method for stock options and other dilutive securities. Options and warrants to purchase 417,519 shares of common stock were excluded from the earnings per share computation for the three-month period ended September 30, 2002. Options to purchase 164,162 shares of common stock were excluded from the earnings per share computation for the nine-month period ended September 30, 2002. Options and warrants to purchase 357,799 shares of common stock were excluded from the earnings per share computation for the three and nine-month periods ended September 30, 2001. These options and warrants were not included in the computation of diluted loss per common share in the designated period because the effect of these outstanding options and warrants would have been antidilutive.

3.       NOTES PAYABLE

                  The Company has a Credit Facility with a bank syndicate, which expired by its terms on July 1, 2002. The Company was required to pay off its total indebtedness under the Credit Facility upon its expiration, but did not, and continues not to, have cash available to do so. On September 6, 2002, the Company announced that its lenders had demanded the immediate payment in full of the entire amount of outstanding debt under the Credit Facility. At September 30, 2002, the Company had $63.1 million outstanding under the Credit Facility. Because the Credit Facility expired on July 1, 2002, the Company was required to reclassify the entire outstanding amount under the Credit Facility to current liabilities from long-term debt. This reclassification resulted in the Company having a $55.9 million working capital deficit at September 30, 2002.

                  Pursuant to the terms of the Credit Facility, the Company granted its lenders additional warrants to purchase 108,793 shares of the Company's common stock at an exercise price of $0.01 per share on July 1, 2002, as the amounts outstanding under the Credit Facility had not been paid in full on that date. The warrants expire on April 1, 2011. The Company recorded a charge of $371,000 in the second quarter of 2002 related to the commitment to issue these warrants. This charge is included in interest expense in the accompanying Consolidated Statements of Income.

                  At September 30, 2002, the Company continued to be in default with the terms of the Credit Facility in regard to the breach of the minimum EBITDA and minimum net worth covenants and because the Company's outstanding debt was not paid in full by July 1, 2002 as required under the Credit Facility. In addition, the Company did not make the required monthly interest payments in the third quarter of 2002. Under the original terms of the Credit Facility, the amounts outstanding under the Credit Facility bear interest at the lead lender's prime rate plus three percent, with interest payments due on a monthly basis. On February 7, 2002, the Company's lenders notified the Company that they were exercising their option to impose the default interest rate under the Credit Agreement, which is equal to the lead lender's prime rate plus six percent (10.75% at September 30, 2002), for the remaining duration of the Company's default. The default rate significantly increased the Company's required interest payments under the Credit Facility, which has negatively impacted the Company's liquidity.

                  The Credit Facility is collateralized by all of the assets of the Company. The Company's lenders have the ability to foreclose on the Company's assets or force the Company into bankruptcy at any time, in which circumstances the Company's equity holders may experience a loss equal to the amount of their investment in the Company's common stock. Moreover, for as long as the Company remains in default, the Company's lenders have the right to use cash balances in the Company's bank accounts to set-off a portion of the debt and/or interest. On October 29, 2002, the Company announced that its lenders exercised their right of set-off and applied approximately $1.18 million from the Company's cash accounts to offset a portion of the unpaid interest and certain professional fees due under the Credit Facility. As previously stated, the Company does not have cash available to pay off its total indebtedness under the Credit Facility and its financial condition and results of operations would be materially and adversely affected by the lenders' use of the Company's available cash to further set-off a portion of the debt and/or interest.

                  The Company, with the assistance of Bright Now! Dental, Inc., is attempting to negotiate an extension to its Credit Agreement to provide additional liquidity, if necessary, and to secure a forbearance of the defaults under the Credit Facility in connection with the proposed transaction with Bright Now! Dental and its investor group discussed below. There can be no assurance that the Company's lenders will agree to an extension, provide additional liquidity or grant a forbearance on terms acceptable to the Company and Bright Now! Dental or at all. The Company believes that cash flow generated from operations will be sufficient to fund its core operations during the remainder of 2002. However, the Company's cash flow from operations may not be sufficient to fund its operating expenses in January of 2003. Thus, in the event the Company is unable to refinance its indebtedness or obtain access to additional funds that may be necessary to operate the Company's business, the Company is likely to experience a material adverse effect on its financial condition and results of operations.

                  As previously disclosed, the Company has engaged Banc of America Securities LLC to explore strategic alternatives such as a sale of the Company, an equity investment in the Company, the issuance of debt securities or a sale of all or a portion of the Company's assets. On October 29, 2002, the Company announced it had reached an agreement in principle with Bright Now! Dental, Inc., Gryphon Advisors II, L.P. and The 180(Degree) Group, LLC regarding the sale of the Company. The sale transaction would be structured as a merger of an affiliate of Bright Now! Dental with the Company. Stockholders of the Company would receive $5.00 per share in cash upon completion of the merger. The proposed transaction is subject to certain conditions, including final confirmatory due diligence, the approval of the Company's lenders, and the final approval of the Boards of Directors of the Company and Bright Now! Dental. If the Company enters into a definitive agreement regarding the proposed transaction, the completion of the merger will be subject to, among other things, the approval of the Company's stockholders.

                  As of the date of this report, the Company continues to have an agreement in principle with Bright Now! Dental and its investor group. On November 12, 2002, and in accordance with the terms of the letter of intent previously executed by the parties, Bright Now! Dental and its investor group extended the exclusivity period under the letter of intent for an additional 15 days through November 27, 2002. The letter of intent provides that if the Company and Bright Now! Dental have reached agreement on the terms of the definitive merger agreement, but the Company and its lenders have not reached an agreement regarding the proposed transaction, the granting of forbearance, and certain other matters, Bright Now! Dental and its investor group can, at their option, extend the exclusivity period for up to two consecutive 15-day periods. The current extension of the exclusivity agreement through November 27, 2002 constitutes the second such 15-day period. There can be no assurance that the Company will be successful in completing the proposed merger or entering into an agreement to consummate any other strategic alternative or that the Company's lenders will agree to any strategic alternative, or to provide a forbearance in connection with a proposed strategic alternative, on terms acceptable to the Company or at all.

4.       NEW ACCOUNTING PRONOUNCEMENTS

                  In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has determined that SFAS No. 143 will not have a material effect on the Company's financial condition or results of operations.

                  In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting treatment for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective January 1, 2002, which resulted in no material effect on the Company's financial condition or results of operations.

                  In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13,and Technical Corrections." SFAS No. 145 was issued to rescind and amend existing authoritative pronouncements. The Company has adopted SFAS No. 145, which resulted in no material effect on the Company's financial condition or results of operations.

                  In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company expects that the provisions of this statement, which are effective for exit or disposal activities initiated after December 31, 2002, will not have a material effect on its financial condition or results of operations.

                  In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. The Company has determined that SFAS No. 147 will not have a material effect on the Company's financial condition or results of operations.

5.       COMMITMENTS AND CONTINGENCIES

         LITIGATION, CLAIMS, AND ASSESSMENTS

                  The Company is periodically engaged in various legal proceedings and tax audits by federal and state governmental authorities incidental to its business activities. The Company increased its accrual for probable losses associated with certain legal and tax contingencies by $775,000 in the third quarter of 2002. This amount is reflected in Other Operating Expenses in the accompanying Consolidated Statements of Income. It is possible that additional losses associated with these audits will be incurred, and the amounts could be material.

6.       INCOME TAXES

                  The Company's effective tax rate for the three and nine month periods ended September 30, 2002 differs from the statutory federal rate of 34% as a result of non-deductible costs associated with the exploration of strategic alternatives and a non-deductible settlement with the minority owners of a subsidiary of the Company in the second quarter of 2002. The effective rate for the 2001 periods differs from the statutory rate primarily as a result of non-deductible goodwill amortization.

                  The Company recorded a valuation allowance to reduce its net deferred tax assets to the amount that is believed to be realizable under the "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the net deferred tax asset that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

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

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                             (Dollars in thousands)
                                   (Unaudited)

                                      Division 1     Division 2      Division 3        Total
                                      ----------     ----------      ----------      --------
Patient revenue, net                   $ 23,681       $  7,863        $ 11,815       $ 43,359
Total operating expenses                 19,640          8,035          10,762         38,437
                                       --------       --------        --------       --------
Segment contribution                      4,041           (172)          1,053          4,922
Contribution margin                          17%            (2)%             9%            11%
Depreciation and
     amortization expense                   577            262             235          1,074
Interest expense, net                         2              3              --              5
Segment profit                         $  3,462       $   (437)       $    818       $  3,843

Capital expenditures                   $    499       $    320        $     96       $    915
Total assets                           $ 48,429       $ 25,555        $ 58,972       $132,956


                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                             (Dollars in thousands)
                                   (Unaudited)


                                         Division 1     Division 2     Division 3        Total
                                         ----------     ----------     ----------      --------
Patient revenue, net                      $ 23,802       $  9,705       $ 18,214       $ 51,721
Total operating expenses                    19,786          8,907         15,904         44,597
                                          --------       --------       --------       --------
Segment contribution                         4,016            798          2,310          7,124
Contribution margin                             17%             8%            13%            14%
Depreciation and
     amortization expense                    1,058            484          1,066          2,608
Interest expense, net                            7             13              9             29
Segment profit                            $  2,951       $    301       $  1,235       $  4,487

Capital expenditures                      $    126       $    227       $    421       $    774
Total assets                              $ 52,757       $ 26,357       $ 73,220       $152,334


Reconciliation of Profit (in thousands)                           Three Months Ended September 30,
                                                                  --------------------------------
                                                                    2002                  2001
                                                                  --------              --------
Segment profit                                                    $  3,843              $  4,487
Unallocated amounts:
Corporate operating expenses                                         2,805                 2,443
Corporate strategic alternative costs                                  511                    --
Corporate depreciation and amortization expense                         77                   149
Corporate interest expense, net                                      1,728                 2,575
Minority interest in consolidated subsidiaries                          49                    25
                                                                  --------              --------
Loss before income taxes                                          $ (1,327)             $   (705)
                                                                  ========              ========

Corporate capital expenditures                                    $     45              $     36
Total corporate assets                                            $  1,135              $ 14,252

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                             (Dollars in thousands)
                                   (Unaudited)

                                     Division 1       Division 2       Division 3          Total
                                     ----------       ----------       ----------        --------
Patient revenue, net                  $ 73,187         $ 27,193         $ 37,495         $137,875
Total operating expenses                60,207           25,945           32,971          119,123
                                      --------         --------         --------         --------
Segment contribution                    12,980            1,248            4,524           18,752
Contribution margin                         18%               5%              12%              14%
Depreciation and
     amortization expense                1,737              774              738            3,249
Interest expense, net                        7               14               --               21
Segment profit                        $ 11,236         $    460         $  3,786         $ 15,482

Capital expenditures                  $    812         $    557         $    264         $  1,633
Total assets                          $ 48,429         $ 25,555         $ 58,972         $132,956


               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                          (Dollars in thousands)
                               (Unaudited)

                                       Division 1       Division 2        Division 3         Total
                                       ----------       ----------        ----------       --------
Patient revenue, net                    $ 73,172         $ 30,825         $ 56,224         $160,221
Total operating expenses                  60,260           27,927           48,346          136,533
                                        --------         --------         --------         --------
Segment contribution                      12,912            2,898            7,878           23,688
Contribution margin                           18%               9%              14%              15%
Depreciation and
     amortization expense                  3,205            1,428            3,198            7,831
Interest expense, net                         34               41               15               90
Segment profit                          $  9,673         $  1,429         $  4,665         $ 15,767

Capital expenditures                    $    563         $    277         $  1,159         $  1,999
Total assets                            $ 52,757         $ 26,357         $ 73,220         $152,334


Reconciliation of Profit (in thousands)                         Nine Months Ended September 30,
                                                                -------------------------------
                                                                  2002                   2001
                                                                -------                 -------
Segment profit                                                  $15,482                 $15,767
Unallocated amounts:
Corporate operating expenses                                      7,771                   6,825
Corporate strategic alternative costs                             1,028                     317
Corporate depreciation and amortization expense                     238                     463
Corporate interest expense, net                                   6,191                   7,581
Minority interest in consolidated subsidiaries                      154                     118
                                                                -------                 -------
Income before income taxes                                      $   100                 $   463
                                                                =======                 =======

Corporate capital expenditures                                  $   134                 $    76
Total corporate assets                                          $ 1,135                 $14,252

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "may," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. In addition, information concerning the following are forward-looking statements:

o the Company's ability to consummate a strategic transaction, including, in particular, the proposed merger with Bright Now! Dental, Inc.;

o negotiations among the Company, Bright Now! Dental and the Company's lenders concerning the proposed merger, the granting of forbearance and certain other related matters;

o the Company's ability to maintain sufficient liquidity to fund its future operations; and

o the Company's expectation that it will record a significant impairment charge related to certain of its markets following the completion of its impairment review.

         The Company's actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which may be beyond the Company's control. These risks and uncertainties include, but are not limited to:

o the risk that the Company will not enter into satisfactory definitive documentation regarding the proposed transaction with Bright Now! Dental;

o the risk that the Company will not be able to complete the proposed transaction if definitive documentation is executed, including, but not limited to, the risk that the Company's stockholders will not approve the proposed transaction and the risk that the investor group will not be able to satisfy all of the conditions in its financing commitments;

o the risk that the Company will not be able to reach a satisfactory agreement with its existing lenders regarding the proposed transaction, the Company's liquidity needs and/or the Company's current defaults under its Credit Facility;

o the risk that the Company's lenders will further exercise their rights of set-off and/or foreclosure;

o the risk that the Company will not be able to maintain sufficient liquidity to fund its future operations;

o the risk that the Company's relationships with its customers and vendors will deteriorate as a result of its current financial condition;

o risks associated with the change of status or departure of key personnel;

o risks associated with state regulatory compliance in the dental industry;

o        changes in the reimbursement rates for dental services; and

o the risks listed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

         These forward-looking statements represent the Company's estimates and assumptions only as of the date of this report. The Company does not undertake to update these forward-looking statements.

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

         At September 30, 2002, the Company provided management and administrative services to 152 Dental Offices in 17 markets. The number of Dental Offices the Company provided management and administrative services to, including the opening of De novo Dental Offices, acquisitions and Dental Offices that were closed or sold during each of the years indicated, is shown in the table below:

                                                   2002(a)        2001         2000         1999       1998(b)
                                                   -------        ----         ----         ----       -------
Dental Offices at beginning of period                158           189          190          192           99
De novo Dental Offices                                 1            --            1           --            7
Acquired Dental Offices                               --            --            1            7           88
Closed Dental Offices                                 (7)           (4)          (3)          (7)          (2)
Sold Dental Offices                                   --           (27)          --           (2)          --
                                                    ----          ----         ----         ----         ----
Dental Offices at end of period                      152           158          189          190          192
                                                    ====          ====         ====         ====         ====

(a)      Through September 30, 2002

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Patient revenue, net. Revenue decreased to $43.4 million for the three months ended September 30, 2002 from $51.7 million for the three months ended September 30, 2001, a decrease of $8.3 million, or 16.2%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had Revenue of $5.9 million for the three months ended September 30, 2001. To a lesser extent, Revenue declined due to the closure of seven under-performing Dental Offices as well as an orthodontic program in one of the Company's markets since the end of the third quarter of 2001 and the termination of several capitated managed dental care plans in certain of the Company's markets. Additionally, the Company experienced a 2.8% decrease in the number of provider days worked for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The Company is actively engaged in efforts to recruit providers in certain markets in order to utilize current operating capacities.

         Fee-for-service revenue (i.e., revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) decreased to $27.0 million for the three months ended September 30, 2002 from $30.9 million for the three months ended September 30, 2001, a decrease of $3.9 million, or 12.4%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had fee-for-service revenue of $3.5 million for the three months ended September 30, 2001. Managed dental care revenue (i.e., revenue from capitated managed dental care plans, including capitation payments and patient co-payments) decreased to $16.4 million for the three months ended September 30, 2002 from $20.8 million for the three months ended September 30, 2001, a decrease of $4.4 million, or 21.8%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had managed dental care revenue of $2.5 million for the three months ended September 30, 2001 and the conversion of several capitated managed dental care plans to indemnity dental plans and preferred provider plans in certain of the Company's markets. Indemnity dental plans and preferred provider plans provide the patient with a greater number of options in terms of dental providers. The Company seeks to retain the patients of the former capitated plans in order to capture revenue at a higher reimbursement rate. As a percentage of Revenue, fee-for-service revenue increased to 62.4% for the three months ended September 30, 2002 from 59.7% for the three months ended September 30, 2001.

         Provider salaries and benefits. Provider salaries and benefits expense represents compensation, benefits and related payroll costs for patient service providers including dentists and hygienists. This expense decreased to $15.3 million for the three months ended September 30, 2002 from $17.9 million for the three months ended September 30, 2001, a decrease of $2.6 million, or 14.7%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had provider salaries and benefits of $2.2 million for the three months ended September 30, 2001 and to a lesser extent to a decline in overall Revenue. In general, the dentists employed by the P.C.'s are compensated based on a percentage of the cash collections related to their dental treatment production. However, prior to converting to this payment method, it is the Company's normal practice to pay new dentists a fixed salary for the first three to six months of their employment, or until the cash collections from services the dentist provided are adequate. Due to the high dentist turnover in certain of the Company's markets, the fixed salary expense is relatively high when compared against the amount of collectible Revenue produced by the dentist. The Company believes that it is necessary to incur this fixed salary expense in order to attract quality dentists. As a percent of Revenue, provider salaries and benefits expense increased to 35.3% for the three months ended September 30, 2002 from 34.7% for the three months ended September 30, 2001.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense represents compensation, benefits and related payroll costs for all Dental Office staff, excluding dentists and hygienists, and corporate employees. This expense decreased to $11.7 million for the three months ended September 30, 2002 from $14.0 million for the three months ended September 30, 2001, a decrease of $2.3 million, or 16.7%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had clinical and other salaries and benefits of $1.5 million for the three months ended September 30, 2001. Additionally, cost control initiatives, including staffing reductions in certain of the Company's markets and corporate office, reduced salary and benefit costs by $863,000 for the three months ended September 30, 2002. As a percent of Revenue, clinical and other salaries and benefits expense decreased to 26.9% for the three months ended September 30, 2002 from 27.1% for the three months ended September 30, 2001.

         Dental supplies. Dental supplies expense represents all direct supply costs used in patient treatment programs. This expense decreased to $2.3 million for the three months ended September 30, 2002 from $2.6 million for the three months ended September 30, 2001, a decrease of $256,000, or 9.9%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had dental supplies expense of $302,000 for the three months ended September 30, 2001. This amount was partially offset by increased supply costs for the three months ended September 30, 2002. As a percent of Revenue, dental supplies expense increased to 5.4% for the three months ended September 30, 2002 from 5.0% for the three months ended September 30, 2001.

         Laboratory fees. Laboratory fee expense represents all external lab work required for patient treatment programs. The Company operates two internal labs in its Arkansas and Cleveland markets and sold a third lab as part of the sale of its Wisconsin operations in December 2001. This expense decreased to $2.5 million for the three months ended September 30, 2002 from $2.8 million for the three months ended September 30, 2001, a decrease of $315,000, or 11.3%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had laboratory fees of $138,000 for the three months ended September 30, 2001, and a decline in overall Revenue. As a percent of Revenue, laboratory fee expense increased to 5.7% for the three months ended September 30, 2002 from 5.4% for the three months ended September 30, 2001. This increase was due principally to an increase in the percentage of cases that required use of an outside laboratory.

         Occupancy. Occupancy expense represents operating leases and utilities associated with the Company's Dental Offices and corporate office. This expense decreased to $2.3 million for the three months ended September 30, 2002 from $2.7 million for the three months ended September 30, 2001, a decrease of $484,000, or 17.6%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had occupancy expense of $290,000 for the three months ended September 30, 2001. To a lesser extent occupancy expense was reduced by seven Dental Office closures since the end of the third quarter of 2001 and the lease expense reduction due to the relocation of the Company's corporate office in September 2001. As a percent of Revenue, occupancy expense decreased slightly to 5.2% for the three months ended September 30, 2002 from 5.3% for the three months ended September 30, 2001.

         Advertising. Advertising expense represents marketing efforts to communicate the multiple treatment programs available at the Company's Dental Offices. The Company primarily utilizes advertising in local telephone books and direct mailing to potential customers within a certain distance of its Dental Offices and periodically uses television and radio advertisements in its larger markets. This expense increased to $522,000 for the three months ended September 30, 2002 from $414,000 for the three months ended September 30, 2001, an increase of $108,000, or 26.1%. This increase resulted primarily from increased television, radio and billboard advertising in the Company's Dallas market for the three months ended September 30, 2002. As a percent of Revenue, advertising expense increased to 1.2% for the three months ended September 30, 2002 from 0.8% for the three months ended September 30, 2001.

         Other operating expenses. Other operating expenses represents professional services (other than dentistry), travel, bank fees, insurance, bad debt expense, telephone, office supplies, MIS maintenance and other miscellaneous expenses incurred at the Dental Offices and corporate office. These expenses increased to $6.7 million for the three months ended September 30, 2002 from $6.6 million for the three months ended September 30, 2001, an increase of $131,000, or 2.0%. This increase resulted primarily from the Company's accrual of $775,000 for probable losses associated with certain legal and tax contingencies recorded in the third quarter of 2002. This amount was partially offset by the sale of the Company's Wisconsin operations in December 2001, which had other operating expenses of $683,000 for the three months ended September 30, 2001. As a percent of Revenue, other operating expenses increased to 15.5% for the three months ended September 30, 2002 from 12.7% for the three months ended September 30, 2001.

         Strategic alternative costs. Strategic alternative costs were $511,000 for the three months ended September 30, 2002 and consist primarily of legal and professional fees incurred from efforts to explore strategic alternatives.

         Depreciation and amortization. Depreciation and amortization expense decreased to $1.2 million for the three months ended September 30, 2002 from $2.8 million for the three months ended September 30, 2001, a decrease of $1.6 million, or 58.2%. This decrease resulted primarily from the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 prescribes the accounting for intangible assets acquired individually or with a group of other assets and stipulates that goodwill amortization cease as of December 31, 2001. The Company recorded goodwill amortization expense of $1.4 million for the three months ended September 30, 2001. To a lesser extent, depreciation and amortization expense was lower due to the sale of the Company's Wisconsin operations in December 2001, which had depreciation expense of $182,000 for the three months ended September 30, 2001.

         Interest expense, net. Interest expense, net decreased to $1.7 million for the three months ended September 30, 2002 from $2.6 million for the three months ended September 30, 2001, a decrease of $871,000, or 33.4%. Although interest rates have declined over the past year, on February 7, 2002, the Company's lenders notified the Company that they were exercising their option to impose the default interest rate under the Credit Agreement, which increased the Company's rate by three hundred basis points for the remaining duration of the Company's default. The effective interest rate for the Company's Credit Facility approximated 10.9% for the three months ended September 30, 2002 compared to approximately 9.7% for the three months ended September 30, 2001. Since September 30, 2001, scheduled monthly principal payments and the sale of the Company's Wisconsin operations in December 2001 enabled the Company to repay indebtedness of approximately $14.8 million under the expired Credit Facility. Average debt outstanding under the Credit Facility totaled $63.1 million for the three months ended September 30, 2002 compared to average debt outstanding of $78.6 million for the three months ended September 30, 2001. Additionally, interest expense was negatively impacted for the three months ended September 30, 2001 by interest rate hedges entered into prior to the decrease in the prime lending rate during 2001.

         Minority interest in consolidated subsidiaries. Minority interest in consolidated subsidiaries increased to $49,000 for the three months ended September 30, 2002 from $25,000 for the three months ended September 30, 2001, an increase of $24,000, or 92.0%. This increase resulted from higher net income in markets that are not wholly owned by the Company for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. During the third quarter of 2001, the Company purchased the remaining 6.25% of its Georgia market.

         Income taxes. Income tax benefit increased to $656,000 for the three months ended September 30, 2002 from $39,000 for the three months ended September 30, 2001, an increase of $617,000, or 1,582.1%. This increase resulted from a loss before income taxes of $1.3 million for the three months ended September 30, 2002 compared to a loss before income taxes of $705,000 for the three months ended September 30, 2001. The Company's effective tax rate for the three months ended September 30, 2002 was 49.5% due primarily to the impact of non-deductible costs associated with the exploration of strategic alternatives and a change in the estimated effective tax rate for the year ending December 31, 2002. The Company's effective tax rate for the three months ended September 30, 2001 was 5.6% due to the impact of non-deductible goodwill amortization.

         The Company recorded a valuation allowance to reduce its net deferred tax asset to the amount that is believed to be realizable under the "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the net deferred tax asset that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Patient revenue, net. Revenue decreased to $137.9 million for the nine months ended September 30, 2002 from $160.2 million for the nine months ended September 30, 2001, a decrease of $22.3 million, or 13.9%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had Revenue of $18.6 million for the nine months ended September 30, 2001. To a lesser extent, Revenue declined due to the closure of seven under-performing Dental Offices since the end of the third quarter of 2001 and the termination of several capitated managed dental care plans in certain of the Company's markets.

         Fee-for-service revenue (i.e., revenue derived from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payor) decreased to $86.6 million for the nine months ended September 30, 2002 from $96.0 million for the nine months ended September 30, 2001, a decrease of $9.4 million, or 9.8%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had fee-for-service revenue of $11.0 million for the nine months ended September 30, 2001. Managed dental care revenue (i.e., revenue from capitated managed dental care plans, including capitation payments and patient co-payments) decreased to $51.3 million for the nine months ended September 30, 2002 from $64.2 million for the nine months ended September 30, 2001, a decrease of $12.9 million, or 20.2%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had managed dental care revenue of $7.6 million for the nine months ended September 30, 2001 and the conversion of several capitated managed dental care plans to indemnity dental plans and preferred provider plans in certain of the Company's markets. Indemnity dental plans and preferred provider plans provide the patient with a greater number of options in terms of dental providers. The Company seeks to retain the patients of the former capitated plans in order to capture revenue at a higher reimbursement rate. As a percentage of Revenue, fee-for-service revenue increased to 62.8% for the nine months ended September 30, 2002 from 59.9% for the nine months ended September 30, 2001.

         Provider salaries and benefits. Provider salaries and benefits expense represents compensation, benefits and related payroll costs for patient service providers including dentists and hygienists. This expense decreased to $48.8 million for the nine months ended September 30, 2002 from $54.9 million for the nine months ended September 30, 2001, a decrease of $6.1 million, or 11.0%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had provider salaries and benefits of $6.9 million for the nine months ended September 30, 2001. This amount was partially offset by higher dentist and hygienist compensation in several markets. In general, the dentists employed by the P.C.'s are compensated based on a percentage of the cash collections related to their dental treatment production. However, prior to converting to this payment method, it is the Company's normal practice to pay new dentists a fixed salary for the first three to six months of their employment, or until the cash collections from services the dentist provided are adequate. Due to the high dentist turnover in certain of the Company's markets, the fixed salary expense is relatively high when compared against the amount of collectible Revenue produced by the dentist. The Company believes that it is necessary to incur this fixed salary expense in order to attract quality dentists. As a percent of Revenue, provider salaries and benefits expense increased to 35.4% for the nine months ended September 30, 2002 from 34.2% for the nine months ended September 30, 2001.

         Clinical and other salaries and benefits. Clinical and other salaries and benefits expense represents compensation, benefits and related payroll costs for all Dental Office staff, excluding dentists and hygienists, and corporate employees. This expense decreased to $36.0 million for the nine months ended September 30, 2002 from $43.3 million for the nine months ended September 30, 2001, a decrease of $7.3 million, or 16.9%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had clinical and other salaries and benefits of $4.7 million for the nine months ended September 30, 2001. Additionally, cost control initiatives, including staffing reductions in certain of the Company's markets and corporate office, reduced salary and benefit costs by $2.6 million for the nine months ended September 30, 2002. As a percent of Revenue, clinical and other salaries and benefits expense decreased to 26.1% for the nine months ended September 30, 2002 from 27.0% for the nine months ended September 30, 2001.

         Dental supplies. Dental supplies expense represents all direct supply costs used in patient treatment programs. This expense decreased to $7.2 million for the nine months ended September 30, 2002 from $8.0 million for the nine months ended September 30, 2001, a decrease of $777,000, or 9.8%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had dental supplies expense of $1.0 million for the nine months ended September 30, 2001. This amount was partially offset by increased supply costs for the nine months ended September 30, 2002. As a percent of Revenue, dental supplies expense increased slightly to 5.2% for the nine months ended September 30, 2002 from 5.0% for the nine months ended September 30, 2001.

         Laboratory fees. Laboratory fee expense represents all external lab work required for patient treatment programs. The Company operates two internal labs in its Arkansas and Cleveland markets and sold a third lab as part of the sale of its Wisconsin operations in December 2001. This expense decreased to $7.9 million for the nine months ended September 30, 2002 from $8.5 million for the nine months ended September 30, 2001, a decrease of $576,000, or 6.8%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had laboratory fees of $396,000 for the nine months ended September 30, 2001, and a decline in overall Revenue. As a percent of Revenue, laboratory fee expense increased to 5.8% for the nine months ended September 30, 2002 from 5.3% for the nine months ended September 30, 2001. This increase was due principally to an increase in the percentage of cases that required use of an outside laboratory.

         Occupancy. Occupancy expense represents operating leases and utilities associated with the Company's Dental Offices and corporate office. This expense decreased to $6.7 million for the nine months ended September 30, 2002 from $8.0 million for the nine months ended September 30, 2001, a decrease of $1.3 million, or 16.1%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had occupancy expense of $888,000 for the nine months ended September 30, 2001. To a lesser extent occupancy expense was reduced by seven Dental Office closures since the end of the third quarter of 2001 and the lease expense reduction due to the relocation of the Company's corporate office in September 2001. As a percent of Revenue, occupancy expense decreased slightly to 4.9% for the nine months ended September 30, 2002 from 5.0% for the nine months ended September 30, 2001.

         Advertising. Advertising expense represents marketing efforts to communicate the multiple treatment programs available at the Company's Dental Offices. The Company primarily utilizes advertising in local telephone books and direct mailing to potential customers within a certain distance of its Dental Offices and periodically uses television and radio advertisements in its larger markets. This expense decreased to $1.5 million for the nine months ended September 30, 2002 from $1.6 million for the nine months ended September 30, 2001, a decrease of $152,000, or 9.4%. This decrease resulted from cost control initiatives implemented to reduce marketing costs and to a lesser extent from the sale of the Company's Wisconsin operations in December 2001. As a percent of Revenue, advertising expense increased slightly to 1.1% for the nine months ended September 30, 2002 from 1.0% for the nine months ended September 30, 2001.

         Other operating expenses. Other operating expenses represents professional services (other than dentistry), travel, bank fees, insurance, bad debt expense, telephone, office supplies, MIS maintenance and other miscellaneous expenses incurred at the Dental Offices and corporate office. These expenses decreased to $18.7 million for the nine months ended September 30, 2002 from $19.1 million for the nine months ended September 30, 2001, a decrease of $322,000, or 1.7%. This decrease resulted primarily from the sale of the Company's Wisconsin operations in December 2001, which had other operating expenses of $1.9 million for the nine months ended September 30, 2001. Additionally, the Company experienced a decrease in bad debt expense due to increased cash collections for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. These amounts were partially offset by the Company's accrual of $775,000 for probable losses associated with certain legal and tax contingencies recorded in the third quarter of 2002, a $265,000 non-deductible charge related to the settlement of a dispute with the minority owners of a subsidiary of the Company and increased telecommunication costs due to the implementation of an electronic communication system to every Dental Office of the Company. As a percent of Revenue, other operating expenses increased to 13.6% for the nine months ended September 30, 2002 from 11.9% for the nine months ended September 30, 2001.

         Strategic alternative costs. Strategic alternative costs were $1.0 million for the nine months ended September 30, 2002 and $317,000 for the nine months ended September 30, 2001 and consist primarily of legal and professional fees incurred from efforts to explore strategic alternatives.

         Depreciation and amortization. Depreciation and amortization expense decreased to $3.5 million for the nine months ended September 30, 2002 from $8.3 million for the nine months ended September 30, 2001, a decrease of $4.8 million, or 58.0%. This decrease resulted primarily from the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 prescribes the accounting for intangible assets acquired individually or with a group of other assets and stipulates that goodwill amortization cease as of December 31, 2001. The Company recorded goodwill amortization expense of $4.2 million for the nine months ended September 30, 2001. To a lesser extent, depreciation and amortization expense was lower due to the sale of the Company's Wisconsin operations in December 2001, which had depreciation expense of $543,000 for the nine months ended September 30, 2001.

         Interest expense, net. Interest expense, net decreased to $6.2 million for the nine months ended September 30, 2002 from $7.7 million for the nine months ended September 30, 2001, a decrease of $1.5 million, or 19.0%. This decrease resulted primarily from the monthly scheduled principal payments and the sale of the Company's Wisconsin operations in December 2001 that together enabled the Company to repay indebtedness under its expired Credit Facility of approximately $14.8 million since September 30, 2001. Average debt outstanding under the Credit Facility totaled $64.6 million for the nine months ended September 30, 2002 compared to average debt outstanding of $79.6 million for the nine months ended September 30, 2001. Interest expense was further negatively impacted for the nine months ended September 30, 2001 by interest rate hedges entered into prior to the decrease in the prime lending rate during 2001. Although interest rates have declined over the past year, on February 7, 2002, the Company's lenders notified the Company that they were exercising their option to impose the default interest rate under the Credit Agreement, which increased the Company's rate by three hundred basis points for the remaining duration of the Company's default. The effective interest rate for the Company's Credit Facility approximated 10.5% for the nine months ended September 30, 2002 compared to approximately 10.0% for the nine months ended September 30, 2001. Additionally, the Company recorded a $371,000 (pre-tax) charge in the second quarter of 2002 related to the commitment to issue warrants to the Company's lenders resulting from the Company's inability to repay the $63.1 million balance outstanding on the Credit Facility by the July 1, 2002 expiration date.

         Minority interest in consolidated subsidiaries. Minority interest in consolidated subsidiaries increased to $154,000 for the nine months ended September 30, 2002 from $118,000 for the nine months ended September 30, 2001, an increase of $36,000, or 30.5%. This increase resulted from higher net income in markets that are not wholly owned by the Company for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. In the second quarter of 2002, the Company settled a dispute with the minority owners of a subsidiary of the Company operating in its Philadelphia market. Under the terms of the settlement, the Company received the remaining ten percent ownership of the subsidiary. During the third quarter of 2001, the Company purchased the remaining 6.25% of its Georgia market.

         Income taxes. Income tax expense decreased to $4,000 for the nine months ended September 30, 2002 from $637,000 for the nine months ended September 30, 2001, a decrease of $633,000, or 99.4%. The Company's effective tax rate of 3.7% for the nine months ended September 30, 2002 approximates the estimated effective tax rate for the year ending December 31, 2002 and is primarily due to the impact of non-deductible costs associated with the exploration of strategic alternatives and a non-deductible settlement with the minority owners of a subsidiary of the Company. The Company's effective tax rate was 137.4% for the nine months ended September 30, 2001 due to the impact of non-deductible goodwill amortization.

         The Company recorded a valuation allowance to reduce its net deferred tax asset to the amount that is believed to be realizable under the "more-likely-than-not" recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of the net deferred tax asset that would "more-likely-than-not" be realized in the future, resulting in an adjustment to the valuation allowance that would either increase or decrease, as applicable, reported net income in the period such change in estimate was made.

         Cumulative effect of change in accounting principle, net of income tax benefit. In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for goodwill and other intangible assets. The statement eliminates amortization of goodwill and intangible assets with indefinite lives and requires a transitional impairment test of these assets within six months of the date of adoption, and an annual impairment test thereafter. The Company adopted SFAS No. 142 effective January 1, 2002 (see Note 2 to the consolidated financial statements). The cumulative effect of change in accounting principle for the adoption of SFAS No. 142 of $11.3 million relates to the impairment of goodwill in 3 of the Company's markets and is net of income tax benefit of $2.3 million. The Company anticipates an additional impairment charge ranging from $70.0 million to $94.0 million upon completion of step two of the transitional impairment test for 12 additional markets in the fourth quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a Credit Facility with a bank syndicate, which expired by its terms on July 1, 2002. The Company was required to pay off its total indebtedness under the Credit Facility upon its expiration, but did not, and continues not to, have cash available to do so. On September 6, 2002, the Company announced that its lenders had demanded the immediate payment in full of the entire amount of outstanding debt under the Credit Facility. At September 30, 2002, the Company had $63.1 million outstanding under the Credit Facility. Because the Credit Facility expired on July 1, 2002, the Company was required to reclassify the entire outstanding amount under the Credit Facility to current liabilities from long-term debt. This reclassification resulted in the Company having a $55.9 million working capital deficit at September 30, 2002.

         Pursuant to the terms of the Credit Facility, the Company granted its lenders additional warrants to purchase 108,793 shares of the Company's common stock at an exercise price of $0.01 per share on July 1, 2002, as the amounts outstanding under the Credit Facility had not been paid in full on that date. The warrants expire on April 1, 2011. The Company recorded a charge of $371,000 in the second quarter of 2002 related to the commitment to issue these warrants. This charge is included in interest expense in the accompanying Consolidated Statements of Income.

         At September 30, 2002, the Company continued to be in default with the terms of the Credit Facility in regard to the breach of the minimum EBITDA and minimum net worth covenants and because the Company's outstanding debt was not paid in full by July 1, 2002 as required under the Credit Facility. In addition, the Company did not make the required monthly interest payments in the third quarter of 2002. Under the original terms of the Credit Facility, the amounts outstanding under the Credit Facility bear interest at the lead lender's prime rate plus three percent, with interest payments due on a monthly basis. On February 7, 2002, the Company's lenders notified the Company that they were exercising their option to impose the default interest rate under the Credit Agreement, which is equal to the lead lender's prime rate plus six percent (10.75% at September 30, 2002), for the remaining duration of the Company's default. The default rate significantly increased the Company's required interest payments under the Credit Facility, which has negatively impacted the Company's liquidity.

         The Credit Facility is collateralized by all of the assets of the Company. The Company's lenders have the ability to foreclose on the Company's assets or force the Company into bankruptcy at any time, in which circumstances the Company's equity holders may experience a loss equal to the amount of their investment in the Company's common stock. Moreover, for as long as the Company remains in default, the Company's lenders have the right to use cash balances in the Company's bank accounts to set-off a portion of the debt and/or interest. On October 29, 2002, the Company announced that its lenders exercised their right of set-off and applied approximately $1.18 million from the Company's cash accounts to offset a portion of the unpaid interest and certain professional fees due under the Credit Facility. As previously stated, the Company does not have cash available to pay off its total indebtedness under the Credit Facility and its financial condition and results of operations would be materially and adversely affected by the lenders' use of the Company's available cash to further set-off a portion of the debt and/or interest.

         The Company, with the assistance of Bright Now! Dental, Inc., is attempting to negotiate an extension to its Credit Agreement to provide additional liquidity, if necessary, and to secure a forbearance of the defaults under the Credit Facility in connection with the proposed transaction with Bright Now! Dental and its investor group discussed below. There can be no assurance that the Company's lenders will agree to an extension, provide additional liquidity or grant a forbearance on terms acceptable to the Company and Bright Now! Dental or at all. The Company believes that cash flow generated from operations will be sufficient to fund its core operations during the remainder of 2002. However, the Company's cash flow from operations may not be sufficient to fund its operating expenses in January of 2003. Thus, in the event the Company is unable to refinance its indebtedness or obtain access to additional funds that may be necessary to operate the Company's business, the Company is likely to experience a material adverse effect on its financial condition and results of operations.

         As previously disclosed, the Company has engaged Banc of America Securities LLC to explore strategic alternatives such as a sale of the Company, an equity investment in the Company, the issuance of debt securities or a sale of all or a portion of the Company's assets. On October 29, 2002, the Company announced it had reached an agreement in principle with Bright Now! Dental, Inc., Gryphon Advisors II, L.P. and The 180(Degree) Group, LLC regarding the sale of the Company. The sale transaction would be structured as a merger of an affiliate of Bright Now! Dental with the Company. Stockholders of the Company would receive $5.00 per share in cash upon completion of the merger. The proposed transaction is subject to certain conditions, including final confirmatory due diligence, the approval of the Company's lenders, and the final approval of the Boards of Directors of the Company and Bright Now! Dental. If the Company enters into a definitive agreement regarding the proposed transaction, the completion of the merger will be subject to, among other things, the approval of the Company's stockholders.

         As of the date of this report, the Company continues to have an agreement in principle with Bright Now! Dental and its investor group. On November 12, 2002, and in accordance with the terms of the letter of intent previously executed by the parties, Bright Now! Dental and its investor group extended the exclusivity period under the letter of intent for an additional 15 days through November 27, 2002. The letter of intent provides that if the Company and Bright Now! Dental have reached agreement on the terms of the definitive merger agreement, but the Company and its lenders have not reached an agreement regarding the proposed transaction, the granting of forbearance, and certain other matters, Bright Now! Dental and its investor group can, at their option, extend the exclusivity period for up to two consecutive 15-day periods. The current extension of the exclusivity agreement through November 27, 2002 constitutes the second such 15-day period. There can be no assurance that the Company will be successful in completing the proposed merger or entering into an agreement to consummate any other strategic alternative or that the Company's lenders will agree to any strategic alternative, or to provide a forbearance in connection with a proposed strategic alternative, on terms acceptable to the Company or at all.

         The Company's principal sources of liquidity as of September 30, 2002 consisted of cash provided by operating activities. For the nine months ended September 30, 2002 and 2001, cash provided by operating activities was $8.9 million and $10.9 million, respectively. The reduction is primarily a result of lower reported amounts of income as adjusted for non-cash items in the 2002 period, which is due primarily to the sale of the Company's Wisconsin market in December 2001.

         Cash used in investing activities was $2.0 million for the nine months ended September 30, 2002 and $2.7 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, $258,000 was utilized to meet a contingent payment for an acquisition completed in a prior period and $1.8 million was invested in the purchase of additional property and equipment. For the nine months ended September 30, 2001, $592,000 was utilized to meet contingent payments for acquisitions completed in prior periods and $2.1 million was invested in the purchase of additional property and equipment.

         For the nine months ended September 30, 2002, cash used in financing activities was $4.7 million primarily comprised of the repayment of outstanding debt. For the nine months ended September 30, 2001, cash used in financing activities was $6.0 million primarily comprised of the repayment of $6.0 million in outstanding debt and $1.1 million in debt issuance costs offset by $1.2 million in net borrowings.

         A summary of the Company's material contractual cash obligations under the Credit Facility and capital and operating leases is as follows:

                                         Total        2002           2003         2004           2005         2006       Thereafter
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------

Notes Payable                        $63,181,014   $63,101,831   $    32,628   $    35,371   $     5,529   $     5,655   $        --

Capital Lease Obligations                119,861        13,297        56,376        46,327         3,861            --            --

Operating Lease Obligations           17,774,454     1,684,608     5,170,522     4,168,476     3,023,171     1,666,263     2,061,414
                                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total                                $81,075,329   $64,799,736   $ 5,259,526   $ 4,250,174   $ 3,032,561   $ 1,671,918   $ 2,061,414
                                     ===========   ===========   ===========   ===========   ===========   ===========   ===========

NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has determined that SFAS No. 143 will not have a material effect on the Company's financial condition or results of operations.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting treatment for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective January 1, 2002, which resulted in no material effect on the Company's financial condition or results of operations.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13,and Technical Corrections." SFAS No. 145 was issued to rescind and amend existing authoritative pronouncements. The Company has adopted SFAS No. 145, which resulted in no material effect on the Company's financial condition or results of operations.

         In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company expects that the provisions of this statement, which are effective for exit or disposal activities initiated after December 31, 2002, will not have a material effect on its financial condition or results of operations.

         In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. The Company has determined that SFAS No. 147 will not have a material effect on the Company's financial condition or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial and Administrative Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of the Company's evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                  The Company is periodically engaged in various legal proceedings and audits by federal and state governmental authorities incidental to its business activities. The Company increased its accrual for probable losses associated with certain legal and tax contingencies by approximately $775,000 in the third quarter of 2002. This amount is reflected in Other Operating Expenses in the accompanying Consolidated Statements of Income. It is possible that additional losses associated with these audits will be incurred, and the amounts could be material.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                  The Company has a Credit Facility with a bank syndicate, which expired by its terms on July 1, 2002. The Company was required to pay off its total indebtedness under the Credit Facility upon its expiration, but did not, and continues not to, have cash available to do so. On September 6, 2002, the Company announced that its lenders had demanded the immediate payment in full of the entire amount of outstanding debt under the Credit Facility. On the date of this report, there was approximately $63.1 million in outstanding indebtedness under the Credit Facility.

                  At September 30, 2002, the Company continued to be in default with the terms of the Credit Facility in regard to the breach of the minimum EBITDA and minimum net worth covenants and because the Company's outstanding debt was not paid in full by July 1, 2002 as required under the Credit Facility. In addition, the Company did not make the required monthly interest payments in the third quarter of 2002, which constitutes a further default under the related Credit Agreement. Under the original terms of the Credit Facility, the amounts outstanding under the Credit Facility bear interest at the lead lender's prime rate plus three percent, with interest payments due on a monthly basis. On February 7, 2002, the Company's lenders notified the Company that they were exercising their option to impose the default interest rate under the Credit Agreement, which is equal to the lead lender's prime rate plus six percent (10.75% at September 30, 2002), for the remaining duration of the Company's default.

                  The Credit Facility is collateralized by all of the assets of the Company. The Company's lenders have the ability to foreclose on the Company's assets or force the Company into bankruptcy at any time. Moreover, for as long as the Company remains in default, the Company's lenders have the right to use cash balances in the Company's bank accounts to set-off a portion of the debt and/or interest. On October 29, 2002, the Company announced that its lenders exercised their right of set-off and applied approximately $1.18 million from the Company's cash accounts to offset a portion of the unpaid interest and certain professional fees due under the Credit Facility.

                  For more information regarding the defaults under the Company's Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.   EXHIBITS AND REPORTS FILED ON FORM 8-K

          (a)  Exhibits.

                10.1 Amended and Restated Stay Bonus Agreement, dated September 11, 2002, between the Company and
                        W. Barger Tygart

                10.2 Amended and Restated Stay Bonus Agreement, dated September 11, 2002, between the Company and Lisa K. Peterson

                10.3 Amended and Restated Stay Bonus Agreement, dated September 11, 2002, between the Company and Roy D. Smith III, DDS

                10.4 Amended and Restated Stay Bonus Agreement, dated September 11, 2002, between the Company and Timothy J. Kriske

          (b)  Reports on Form 8-K.

                  On September 17, 2002, the Company filed a Form 8-K, dated September 16, 2002, to announce the adoption of a shareholder rights plan.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MONARCH DENTAL CORPORATION



Date:  November 14, 2002                By:  /s/ W. BARGER TYGART
                                             ----------------------------------
                                             W. Barger Tygart
                                             Chief Executive Officer


Date:  November 14, 2002                By:  /s/ LISA K. PETERSON
                                             ----------------------------------
                                             Lisa K. Peterson
                                             Chief Financial and Administrative
                                             Officer

                                 CERTIFICATIONS

I, W. Barger Tygart, Chief Executive Officer of Monarch Dental Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Monarch Dental Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                             /s/ W. Barger Tygart
                                                     --------------------------
                                                     W. Barger Tygart
                                                     Chief Executive Officer

I, Lisa K. Peterson, Chief Financial and Administrative Officer of Monarch Dental Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Monarch Dental Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                             /s/ Lisa K. Peterson
                                                     --------------------------
                                                     Lisa K. Peterson
                                                     Chief Administrative and
                                                     Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------

10.1 Amended and Restated Stay Bonus Agreement, dated September 11, 2002, between the Company and W. Barger Tygart

10.2 Amended and Restated Stay Bonus Agreement, dated September 11, 2002, between the Company and Lisa K. Peterson

10.3 Amended and Restated Stay Bonus Agreement, dated September 11, 2002, between the Company and Roy D. Smith III, DDS

10.4 Amended and Restated Stay Bonus Agreement, dated September 11, 2002, between the Company and Timothy J. Kriske